Form 10-Q
period 2013-11-30
BARRACUDA NETWORKS INC
filed 2014-01-13
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36162

BARRACUDA NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0380411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3175 S. Winchester Blvd.

Campbell, California 95008

(408) 342-5400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock outstanding as of December 31, 2013 was 50,864,290.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “Barracuda,” “company,” “we,” “us” and “our” in this document refer to Barracuda Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Barracuda” may also refer to our products, regardless of the manner in which they are accessed.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	February 28, 2013	November 30, 2013
Assets
Current assets:
Cash and cash equivalents	$30,095	$117,249
Marketable securities	1,550	1,231
Accounts receivable, net of allowance for doubtful accounts of $1,252 and $1,923 as of February 28, 2013 and November 30, 2013, respectively	24,066	28,781
Inventories	5,138	6,365
Prepaid income taxes	1,120	297
Deferred costs	20,119	24,461
Deferred income taxes	26,158	29,717
Other current assets	3,216	3,253

Total current assets	111,462	211,354
Property and equipment, net	16,972	20,299
Deferred costs, noncurrent	19,351	23,809
Deferred income taxes, noncurrent	21,065	25,265
Other noncurrent assets	1,637	1,724
Intangible assets, net	7,983	9,383
Goodwill	33,778	36,026

Total assets	$212,248	$327,860

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$12,756	$13,688
Accrued payroll and related benefits	9,967	6,388
Other accrued liabilities	9,925	11,439
Deferred revenue	146,257	159,578
Deferred income taxes	132	132
Note payable	222	233

Total current liabilities	179,259	191,458
Long-term liabilities:
Deferred revenue, noncurrent	114,986	139,245
Deferred income taxes, noncurrent	660	672
Note payable, noncurrent	4,872	4,695
Other long-term liabilities	4,537	4,873
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock:
$0.001 par value; 17,626,227 and zero shares authorized as of February 28, 2013 and November 30, 2013, respectively; 17,626,227 and zero shares issued and outstanding as of February 28, 2013 and November 30, 2013, respectively	167,554	—
Stockholders’ deficit:
Preferred stock, $0.001 par value; zero and 20,000,000 shares authorized as of February 28, 2013 and November 30, 2013, respectively; zero shares issued and outstanding as of February 28, 2013 and November 30, 2013	—	—
Common stock, $0.001 par value; 53,333,334 and 1,000,000,000 shares authorized as of February 28, 2013 and November 30, 2013, respectively; 28,091,081 and 50,850,602 shares issued and outstanding as of February 28, 2013 and November 30, 2013, respectively	28	51
Additional paid-in capital	23,080	277,139
Accumulated other comprehensive loss	(1,112)	(868)
Accumulated deficit	(279,131)	(286,359)

Total stockholders’ deficit controlling interest	(257,135)	(10,037)
Total stockholders’ deficit non-controlling interest	(2,485)	(3,046)

Total stockholders’ deficit	(259,620)	(13,083)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$212,248	$327,860

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Revenue:
Appliance	$15,424	$18,174	$43,199	$53,583
Subscription	36,003	41,212	103,261	119,870

Total revenue	51,427	59,386	146,460	173,453
Cost of revenue	11,394	14,017	32,680	40,498

Gross profit	40,033	45,369	113,780	132,955
Operating expenses:
Research and development	8,925	12,083	25,015	34,563
Sales and marketing	25,471	28,785	74,773	86,013
General and administrative	9,198	7,513	22,080	22,018

Total operating expenses	43,594	48,381	121,868	142,594

Loss from operations	(3,561)	(3,012)	(8,088)	(9,639)
Other income (expense), net	362	121	(526)	(329)

Loss before income taxes and non-controlling interest	(3,199)	(2,891)	(8,614)	(9,968)
Benefit for income taxes	1,076	599	2,369	2,735

Consolidated net loss	(2,123)	(2,292)	(6,245)	(7,233)
Net loss attributable to non-controlling interest	150	199	612	561

Net loss attributable to Barracuda Networks, Inc.	$(1,973)	$(2,093)	$(5,633)	$(6,672)

Net loss per share attributable to Barracuda Networks, Inc.:
Basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.22)

Weighted-average shares used to compute net loss per share attributable to Barracuda Networks, Inc.:
Basic and diluted	30,441	34,256	33,360	30,179

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net loss attributable to Barracuda Networks, Inc.	$(1,973)	$(2,093)	$(5,633)	$(6,672)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	307	467	(730)	433
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $95 and $18 for the three months ended November 30, 2012 and 2013, respectively, and $360 and $113 for the nine months ended November 30, 2012 and 2013, respectively)	(157)	16	(595)	(189)
Less: reclassification adjustment for net (gains) losses included in net income	—	—	—	—

Net change	(157)	16	(595)	(189)

Other comprehensive income (loss)	150	483	(1,325)	244

Comprehensive loss attributable to Barracuda Networks, Inc.	$(1,823)	$(1,610)	$(6,958)	$(6,428)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended November 30,
	2012	2013
Operating activities
Consolidated net loss	$(6,245)	$(7,233)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	6,006	7,115
Stock-based compensation expense	6,357	7,551
Excess tax benefits from employee stock-based option plan	(1,687)	(374)
Loss on disposal of property and equipment	113	296
Deferred income taxes	365	(8,340)
Changes in operating assets and liabilities:
Accounts receivable	121	(4,541)
Inventory	302	(1,227)
Income taxes, net	(6,179)	2,547
Deferred costs	(8,045)	(8,801)
Other current assets	(1,892)	17
Other noncurrent assets	(202)	383
Accounts payable	(2,492)	(2,307)
Accrued payroll and related benefits	5,769	(1,429)
Other accrued liabilities	5,121	1,211
Other long-term liabilities	88	331
Deferred revenue	33,111	37,477

Net cash provided by operating activities	30,611	22,676
Investing activities
Proceeds from sales of marketable securities	388	—
Purchase of investment in nonmarketable equity and debt securities	—	(310)
Purchase of property and equipment	(3,051)	(5,857)
Purchase of intangible assets	—	(28)
Business combinations, net of cash acquired	(4,356)	(8,475)

Net cash used in investing activities	(7,019)	(14,670)
Financing activities
Net proceeds from initial public offering	—	78,007
Proceeds from issuance of common stock	2,452	1,929
Dividends paid	(128,385)	(1,419)
Proceeds from issuance of Series B stock, net of issuance costs	125,732	—
Issuance costs on line of credit	(313)	—
Repurchase of common stock	(127,612)	(723)
Excess tax benefits from employee stock-based option plan	1,687	374
Repayment of employee loans, net of loans extended	—	1,195
Repayment of note payable	(139)	(166)

Net cash (used in) provided by financing activities	(126,578)	79,197
Effect of exchange rate changes on cash and cash equivalents	(72)	(49)

Net (decrease) increase in cash and cash equivalents	(103,058)	87,154
Cash and cash equivalents at beginning of period	126,507	30,095

Cash and cash equivalents at end of period	$23,449	$117,249

Non-cash financing and investing activities:
Accretion of issuance costs	$1,812	$—
Conversion of preferred stock into common stock	$—	$167,554

See accompanying notes.

BARRACUDA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Overview and Basis of Presentation

Nature of Operations

Barracuda Networks, Inc., also referred to in this report as “we,” “our” or “us,” headquartered in Campbell, California, designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment.

Initial Public Offering

On November 12, 2013, we completed our initial public offering (the “IPO”) in which we sold 4,761,000 shares of our common stock at a public offering price of $18.00 per share, which included 621,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions. As of November 30, 2013, $2.7 million of accrued costs remained unpaid and these costs are expected to be paid by the end of our fiscal year. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into 17,626,227 shares of common stock on a one-to-one basis.

Reverse Stock Split

On October 15, 2013, we effected a one-for-three reverse stock split and our board of directors (the “Board”) and stockholders approved an amendment of our certificate of incorporation such that, immediately prior to the completion of our IPO, our authorized capital stock consisted of 1,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. All information in this Quarterly Report on Form 10-Q relating to the number of shares, price per share and per share amounts gives retroactive effect to the one-for-three reverse stock split of our capital stock.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and following the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP can be condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the nine months ended November 30, 2013 are not necessarily indicative of the results expected for the full fiscal year. The condensed balance sheet as of February 28, 2013 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

The accompanying unaudited condensed financial statements include the accounts of Barracuda Networks, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC on November 6, 2013 (the “Prospectus”). There have been no material changes in our significant accounting policies from those that were disclosed in our audited consolidated financial statements for the fiscal year ended February 28, 2013 included in the Prospectus.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the fair values of stock-based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which addressed the presentation of amounts reclassified from accumulated other comprehensive income (loss). This update does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income (loss). In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income (loss) by line item of net income (loss) if the amount reclassified is required to be reclassified to net income (loss) in its entirety in the same reporting period. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard during the first quarter of fiscal 2014 and did not have any amounts reclassified in fiscal 2014. Since the standard impacts financial statement disclosure requirements only, we did not have material effects on our results of operations, financial position or liquidity.

In July 2013, the FASB issued an accounting standards update which provided guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This standard will be effective for us beginning in the first quarter of fiscal 2015. Early adoption is permitted. Since the standard impacts financial statement disclosure requirements only, we do not expect its adoption to have an impact on our results of operations, financial position or liquidity.

2. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. In the event a dividend is declared or paid on our common stock, holders of Series A and Series B redeemable convertible preferred stock are entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. In connection with our IPO in November 2013, all of our outstanding redeemable convertible preferred stock converted into common stock. Prior to their conversion, we considered all of our redeemable convertible preferred stock to be participating securities.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net loss attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. Diluted net income per share attributable to common stockholders is computed by using the weighted average number of shares of common stock outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units, common stock subject to repurchase or forfeiture and redeemable convertible preferred stock using the treasury stock method. As we had net losses for the periods presented, the number of shares used in the computation of diluted net loss per share is the same as that used for the computation of basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock do not have a contractual obligation to share in our losses.

The following table presents the calculation of basic and diluted net loss per share of common stock (in thousands, except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Net loss attributable to Barracuda Networks, Inc.	$(1,973)	$(2,093)	$(5,633)	$(6,672)

Shares used to compute basic and diluted net loss per share attributable to Barracuda Networks, Inc.:
Weighted average common shares outstanding	30,442	34,256	33,368	30,179
Less: Weighted average shares subject to repurchase or forfeiture	(1)	—	(8)	—

Weighted average shares used to compute net loss per share, basic and diluted	30,441	34,256	33,360	30,179

Basic and diluted net loss per share attributable to Barracuda Networks, Inc.	$(0.06)	$(0.06)	$(0.17)	$(0.22)

The following potential shares of common stock outstanding were excluded from the computation of diluted net loss per share attributable to Barracuda Networks, Inc. for the periods presented as their effect would have been anti-dilutive (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Stock options and restricted stock units	6,322	6,026	6,322	6,026
Redeemable convertible preferred stock	17,626	—	17,626	—

3. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

	February 28, 2013	November 30, 2013
	(in thousands)
Cash and cash equivalents:
Cash	$20,812	$24,278
Money market funds	9,283	92,971

Total cash and cash equivalents	$30,095	$117,249

Marketable securities:
Equity securities	1,550	1,231

Total marketable securities	$1,550	$1,231

The following table summarizes our marketable securities (in thousands):

	February 28, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$1,458	$92	$—	$1,550

	November 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Equity securities	$1,440	$—	$(209)	$1,231

Fair Value Measurements

We determine the fair values of our financial instruments based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.

Level 3:	Inputs are unobservable inputs based on our assumptions.

Cash equivalents and marketable securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	Level 1	Level 2	Level 3	Total February 28, 2013
Money market funds	$9,283	$—	$—	$9,283
Equity securities	1,550	—	—	1,550

	$10,833	$—	$—	$10,833

	Level 1	Level 2	Level 3	Total November 30, 2013
Money market funds	$92,971	$—	$—	$92,971
Equity securities	1,231	—	—	1,231

	$94,202	$—	$—	$94,202

Inventories

Inventories consisted of the following (in thousands):

	February 28, 2013	November 30, 2013
Raw materials	$3,042	$2,987
Finished goods	2,096	3,378

Total inventories	$5,138	$6,365

Deferred Costs

Deferred costs consisted of the following (in thousands):

	February 28, 2013	November 30, 2013
Appliance	$27,751	$33,524
Commissions	11,719	14,746

Total deferred costs	$39,470	$48,270

Property and Equipment

Property and equipment consisted of the following (in thousands):

	February 28, 2013	November 30, 2013
Land	$5,100	$5,100
Building	6,549	6,549
Computer hardware and software	8,656	11,091
Vehicles, machinery and equipment	1,478	2,257
Leasehold improvements	1,488	2,310

	23,271	27,307
Less: accumulated depreciation	6,299	7,008

	$16,972	$20,299

Depreciation expense was $0.7 million and $1.9 million for the three and nine months ended November 30, 2012, respectively, and $1.1 million and $2.7 million for the three and nine months ended November 30, 2013, respectively.

Investment in Nonmarketable Equity Security

In October 2011, we acquired stock in a privately held company for $750,000, which represents an ownership interest of approximately 24%. Under the equity method of accounting, we recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly. For the three and nine months ended November 30, 2012 and 2013, our proportionate share of the investee’s losses was not material.

The investment is classified in other noncurrent assets in the consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2013	$(1,169)	$57	$(1,112)
Other comprehensive income (loss) before reclassifications	433	(189)	244
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	433	(189)	244

Balance as of November 30, 2013	$(736)	$(132)	$(868)

4. Acquisition

SignNow

On April 24, 2013, we completed our acquisition of SignNow, Inc. (“SignNow”), a privately-held provider of mobile eSignature applications located in California. The acquisition of SignNow will enable us to expand our cloud-based offerings. We acquired all outstanding stock of SignNow for aggregate cash consideration of approximately $6.7 million. In addition, $4.5 million of cash consideration is contingent upon the continued employment of certain key employees of SignNow and is recognized as compensation expense over the requisite service period. We assumed $0.6 million of unvested SignNow stock options, which will be recorded as stock compensation expense over the weighted-average remaining service period of approximately 3.0 years from the date of acquisition.

We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.

The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$56
Accounts receivable	110
Developed technology	4,780
Customer relationships	510
Trade name	390
Goodwill	1,899
Accrued expenses	(340)
Deferred tax liability	(686)

Total value of assets acquired and liabilities assumed	$6,719

The goodwill of $1.9 million is primarily attributed to the synergies expected to arise after the acquisition. No goodwill was deemed to be deductible for income tax purposes.

Included in our results of operations for the nine months ended November 30, 2013 are $0.4 million and $0.7 million of revenue and net loss, respectively, attributable to SignNow since the April 24, 2013 date of acquisition. The following table presents our unaudited pro forma revenue and net loss for periods presented, assuming the acquisition had occurred on March 1, 2012 (in thousands):

	Three Months Ended	Nine Months Ended
	November 30,	November 30,
	2012	2012	2013
Pro forma revenue	$51,439	$146,475	$173,578
Pro forma net loss attributable to Barracuda Networks, Inc.	$(3,184)	$(9,425)	$(7,349)

5. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized below (in thousands):

Balance as of February 28, 2013	$33,778
Goodwill acquired	1,899
Effect of foreign exchange rates	349

Balance as of November 30, 2013	$36,026

Intangible assets subject to amortization are summarized below (in thousands):

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$21,403	$16,910	$4,493
Software license	400	400	—
Customer relationships	6,814	4,708	2,106
Patents	1,625	687	938
Trade name	273	259	14
Acquired developed software	200	177	23

	$30,715	$23,141	$7,574

	November 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,299	$20,336	$5,963
Software license	400	400	—
Customer relationships	7,445	5,628	1,817
Patents	1,625	826	799
Trade name	662	295	367
Acquired developed software	200	200	—

	$36,631	$27,685	$8,946

In addition to the above, we maintain other intangible assets not subject to amortization, principally related to the domain name www.barracuda.com, of $409,000 as of February 28, 2013 and $437,000 as of November 30, 2013.

Acquired developed technology, software license, customer relationships, patents, trade name and acquired developed software are amortized on a straight-line basis and have weighted-average useful lives from the date of purchase of 5.0 years, 5.0 years, 5.8 years, 9.0 years, 3.7 years and 5.0 years, respectively, as of February 28, 2013, and 5.0 years, 5.0 years, 5.9 years, 9.0 years, 7.4 years and 5.0 years, respectively, as of November 30, 2013.

Amortization expense was $1.4 million and $4.2 million for the three and nine months ended November 30, 2012, respectively, and $1.3 million and $4.4 million for the three and nine months ended November 30, 2013, respectively.

As of November 30, 2013, amortization expense for intangible assets for each of the next five years is as follows: $1.0 million in fiscal 2014, $3.0 million in fiscal 2015, $1.7 million in fiscal 2016, $1.5 million in fiscal 2017, $1.2 million in fiscal 2018 and $0.5 million thereafter.

6. Stockholders’ Deficit

Redeemable Convertible Preferred Stock

In connection with the closing of our IPO, all of our outstanding redeemable convertible preferred stock was converted into 17,626,227 shares of common stock on a one-to-one basis.

Stock Option Plan and Restricted Stock Units

Our 2004 Stock Option Plan (the “2004 Plan”) authorized the Board to grant incentive stock options and non-statutory stock options, as well as restricted stock to employees, directors and consultants. In May 2012, the Board approved the termination of the 2004 Plan and the introduction of the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
Cost of revenue	$53	$58	$129	$146
Research and development	603	209	1,486	1,474
Sales and marketing	314	578	813	1,278
General and administrative	753	1,578	3,929	4,653

Total compensation expense	$1,723	$2,423	$6,357	$7,551

For the nine months ended November 30, 2013, options to purchase 310,970 shares of common stock were granted and options to purchase 59,726 shares of common stock were assumed in the acquisition of SignNow (Note 4).

During the nine months ended November 30, 2012 and 2013, the total grant-date fair value of stock options vested was $2.5 million and $4.2 million, respectively, and the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the value of our common stock at the date of exercise, was $10.2 million and $3.2 million, respectively.

7. Income Taxes

For the three months ended November 30, 2012 and 2013, we recorded income tax benefit of $1.1 million and $0.6 million, respectively, resulting in an effective tax rate of 33.6% and 20.7%, respectively. For the nine months ended November 30, 2012 and 2013, we recorded income tax benefit of $2.4 million and $2.7 million, respectively, resulting in an effective tax rate of 27.5% and 27.4%, respectively.

The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items and various discrete items.

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. In the three and nine months ended November 30, 2013, we recorded interest and penalties of $17,000 and $169,000, respectively.

8. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
North America	$36,975	$43,293	$109,430	$126,122
United States	34,651	40,538	103,506	118,066
Other	2,324	2,755	5,924	8,056
Latin America	923	726	2,377	2,662
Asia-Pacific	4,094	4,058	10,561	12,200
EMEA	9,435	11,309	24,092	32,469

Total	$51,427	$59,386	$146,460	$173,453

Revenue earned in any one foreign country did not exceed 10% of total revenue in the three and nine months ended November 30, 2012 and 2013.

9. Commitments and Contingencies

Legal Matters

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the U.S. only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. If we are found to have violated U.S. export control laws, we may be subject to various penalties available under the laws, the amount of which is currently not estimable.

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc., Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: U.S. Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and U.S. Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Brocade Communications Systems, Inc., Citrix Systems, Inc., Riverbed Technology, Inc. and SAP AG. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss.

From time to time, we are party to litigation and subject to claims that arise in the ordinary course of our business, including actions with respect to employment claims and other matters. Although the results of litigation and claims are inherently unpredictable, we believe that the final outcome of such matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our prospectus filed on November 6, 2013, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the U.S. Securities and Exchange Commission (the “SEC”) on November 6, 2013 (the “Prospectus”). The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

Barracuda designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions and responses to customer inquiries.

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions—Barracuda Email Security Service, Barracuda Web Security Service and Barracuda Backup. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period.

The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, and continue to develop new solutions to promptly respond to our customers’ needs. Our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets, such as next generation firewall appliances and purpose-built backup appliances. Although the mix of solutions sold can vary from period to period, in recent periods we have experienced stronger growth in sales of storage and application security solutions. Our future success will depend in part on our ability to continue to expand our sales in these higher-growth segments. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results as more fully described in the section titled “—Factors Affecting our Performance” below.

Our Business Model

We invoice at the time of sale for the total price of the solutions we deliver, and we typically collect cash in 30 to 60 days. We refer to the total amount of invoices we issue in a period as gross billings. All of the gross billings we record are recognized as revenue ratably under GAAP, once all revenue recognition criteria have been met. Gross billings are initially recorded as deferred revenue, less reserves. The appliance component of our gross billings is recognized ratably as revenue over the estimated customer relationship period, which is typically three years, commencing upon the activation of the unit by the end customer. The subscription component of our gross billings is recognized ratably as revenue over the contractual period of the subscription. Because we bill in advance for the entire term, substantially all of our new and renewal gross billings increase our deferred revenue balance, which contributes significantly to our cash flow.

Key Metrics

We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational efficiencies. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

The following presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure.

Gross billings. We define gross billings as total revenue plus the change in deferred revenue and other adjustments which primarily reflect returns and reserves with respect to the 30-day right to return we provide to our customers, as well as rebates for certain channel partner activities, during a particular period. We use gross billings as a performance measurement, based on our business model of invoicing our customers at the time of sale of our solutions and recognizing revenue ratably over subsequent periods. Accordingly, we believe gross billings provide valuable insight into the sales of our solutions and the performance of our business. The gross billings we record in any period reflect sales to new customers plus renewals and additional sales to existing customers adjusted for returns, rebates and other offsets, which we do not expect to be recognized as revenue in future periods. In many cases, these returns, rebates and other offsets occur in periods different from the period of sale, and are unrelated to the marketing efforts leading to the initial sale, and therefore by adjusting for such offsets, we believe our computation of gross billings better reflects the effectiveness of our sales and marketing efforts.

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2012	2013	2012	2013
	(in thousands, except percentages)
Total revenue	$51,427	$59,386	$146,460	$173,453
Total deferred revenue, end of period	250,163	298,823	250,163	298,823
Less: total deferred revenue, beginning of period	(241,734)	(286,792)	(217,209)	(261,243)
Add: deferred revenue adjustments	5,191	6,054	15,286	16,926

Total change in deferred revenue and adjustments	13,620	18,085	48,240	54,506

Gross billings	$65,047	$77,471	$194,700	$227,959

Year-over-year percentage increase		19%		17%
Year-over-year percentage increase on a constant currency basis (1)		19%		18%

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2012, which was the last day of our prior fiscal year’s third quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and nine months ended November 30, 2013, gross billings increased 19% and 17% over their respective prior year’s comparative periods. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention. The increase was also due to continued investment in sales and marketing, which resulted in additional lead generation opportunities and associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which includes acquisition and other non-recurring charges. Because of our business model, where revenue from gross billings is recognized ratably over subsequent periods, substantially all of our gross billings increase deferred revenue. Therefore, we believe that adjusting net income (loss) for increases in deferred revenue and increases in the associated deferred costs provides another indication of profitability from our operations. We use adjusted EBITDA to measure our performance, prepare our budgets and establish metrics for variable compensation. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our core operating performance and to better measure our performance on a consistent basis from period to period.

	Three Months		Nine Months
	Ended November 30,		Ended November 30,
	2012	2013	2012	2013
	(in thousands, except percentages)
Net loss attributable to Barracuda Networks, Inc.	$(1,973)	$(2,093)	$(5,633)	$(6,672)
Total deferred revenue, end of period	250,163	298,823	250,163	298,823
Less: total deferred revenue, beginning of period	(241,734)	(286,792)	(217,209)	(261,243)
Less: total deferred costs, end of period	(37,299)	(48,270)	(37,299)	(48,270)
Total deferred costs, beginning of period	35,347	46,058	29,254	39,470
Other (income) expense, net	(362)	(121)	526	329
Benefit for income taxes	(1,076)	(599)	(2,369)	(2,735)
Depreciation and amortization(1)	2,015	2,633	6,006	7,367
Stock-based compensation	1,723	2,423	6,357	7,551
Acquisition and other non-recurring charges (2)	3,695	587	6,495	1,454

Adjusted EBITDA	$10,499	$12,649	$36,291	$36,074

Adjusted EBITDA as a percentage of total revenue	20%	21%	25%	21%

(1)	Represents expenses for the amortization of intangible assets, which relate to purchased intangible assets associated with our acquisitions, and property and equipment, as well certain losses on disposal of fixed assets.
(2)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Adjusted EBITDA increased from $10.5 million for the three months ended November 30, 2012 to $12.6 million for the three months ended November 30, 2013. Adjusted EBITDA decreased from $36.3 million for the nine months ended November 30, 2012 to $36.1 million for the nine months ended November 30, 2013. The fluctuations in adjusted EBITDA from period to period were based primarily upon changes in gross billings and our investments in research and development.

Free cash flow. We define free cash flow as cash provided by operating activities, less purchases of property and equipment plus acquisition and other non-recurring charges. We consider free cash flow to be a useful liquidity measure that considers the investment in cloud and corporate infrastructure required to support our business and the impact of acquisition related expenses and other non-recurring charges. We use free cash flow to assess our business performance and evaluate the amount of cash generated by our business after adjusting for purchases of property and equipment and acquisition and other non-recurring charges.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
	(in thousands, except percentages)
Net cash provided by operating activities	14,893	10,593	30,611	22,676
Less: purchases of property and equipment	(1,508)	(1,328)	(3,051)	(5,857)
Acquisition and other non-recurring charges (1)	1,480	447	3,396	3,916

Free cash flow	$14,865	$9,712	30,956	20,735

Free cash flow as a percentage of total revenue	29%	16%	21%	12%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Free cash flow decreased from $31.0 million in the nine months ended November 30, 2012 to $20.7 million in the nine months ended November 30, 2013. This decrease in free cash flow was driven primarily by $5.9 million in capital expenditures to further expand our cloud infrastructure, as well as expenses and investments related to the move of our manufacturing process to our new San Jose facility and other changes in working capital.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of November 30, 2012 and 2013, we had 173,484 and 197,503 active subscribers, respectively. The increase in active subscribers over this period is primarily related to the increase in the renewal rate of our subscriptions, which has increased on a dollar basis from 93% for the three month period ending November 30, 2012 to 98% for the three months ended November 30, 2013, as well as our ability to attract and retain new customers.

Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, gross billings, adjusted EBITDA and free cash flow are not substitutes for total revenue, net income and cash provided by operating activities, respectively. Second, other companies may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Finally, adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation and depreciation and amortization expense, which are recurring. Therefore adjusted EBITDA does not reflect the non-cash impact of stock-based compensation or working capital needs that will continue for the foreseeable future.

Acquisition and Other Non-Recurring Charges

In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to our CEO transition, export compliance, and acquisitions as our “acquisition and other non-recurring charges” throughout this Quarterly Report on Form 10-Q. These costs consist of the following:

CEO transition. CEO transition costs include severance payments made to our former chief executive officer and related legal expenses, as well as recruitment and other fees related to the hiring of our new chief executive officer. These costs also include costs and bonuses related to the office of the CEO and bonuses for certain executives paid in connection with the transition. These costs are classified primarily as general and administrative expenses in our consolidated statements of operations.

Export compliance. Export compliance costs include legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission of our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expenses in our consolidated statements of operations.

Acquisition costs. Acquisition costs include legal expenses incurred, as well as contingent consideration payments made under the terms of certain acquisition agreements. The related legal costs are classified as general and administrative expenses and the contingent consideration payments are primarily classified as research and development expenses in our consolidated statements of operations.

The following tables present the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands).

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
CEO transition	$3,281	$—	$4,693	$—
Export compliance	265	212	1,149	423
Acquisition costs	149	375	653	1,031

Total	$3,695	$587	$6,495	$1,454

The following tables present the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands).

	Three Months Ended November 30,		Nine Months Ended November 30,
	2012	2013	2012	2013
CEO transition	$1,331	$—	$2,743	$1,946
Export compliance	—	72	—	1,012
Acquisition costs	149	375	653	958

Total	$1,480	$447	$3,396	$3,916

Factors Affecting our Performance

We believe that our future success will be dependent on many factors, including our ability to increase sales of our solutions to new customers as well as to increase sales of additional solutions to our existing customers and to add incremental capabilities that will solve emerging customer issues. While these areas present significant opportunity, they also present risks that we must manage to ensure successful results. See the section titled “Risk Factors.” Additionally, we face significant competition across all of our market segments and must continue to execute across all functions and add qualified personnel to succeed in these markets. If we are unable to address these challenges, our business could be adversely affected.

Investment in Sales and Marketing. In order to support future sales, we will need to continue to invest significant resources devoted to our sales force and global network of partners and resellers. We have made and plan to continue to make significant investments in expanding our sales teams and distribution programs with our channel partners and increasing our brand awareness. Any investments we make in our sales and marketing will occur in advance of our experiencing any benefits from such investments, and so it may be difficult for us to determine if we are efficiently allocating our resources in this area. We cannot assure that the investments we have made, or intend to make, to strengthen our sales and marketing efforts will result in an increase in revenue or an improvement in our results of operations. We believe that our investment in sales and marketing will help us grow our revenue and improve our results of operations in the long-term. However, the resulting increase in operating expenses attributable to sales and marketing may impact our profitability in the near-term.

Investment in Product Development. Our performance is significantly dependent on the investments we make in our research and development efforts, and in our ability to continue to innovate, improve functionality, adapt to new technologies or changes to existing technologies. We intend to continue to invest in new solution development and enhancements to our existing solutions. We cannot be assured that we will realize increased revenues from our development initiatives. We believe that our investment in product development will contribute to long-term revenue growth, but it may impact our near-term profitability.

Investment in Infrastructure. In order to support our operations, we have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. For example, we intend to continue to invest in our software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. We also expect to make additional investments in our infrastructure as we continue to transition to operation as a public company, which will result in increased general and administrative expenses. We believe that our investment in infrastructure will contribute to improvements in our operating results in the long-term; however, it will limit our available capital resources and impact profitability in the near-term.

Renewal Rates. Our solutions include a required subscription to our Barracuda Energize Updates subscription service. Customers also purchase subscriptions to virtual appliance software, cloud services and enhanced support services. The renewal rate of our subscriptions will affect our gross billings and recognized revenue in future periods. Renewal rates from subscriptions, on a dollars basis, have been 93% and 92% in the three and nine months ended November 30, 2012, respectively, and 98% and 97% in the three and nine months ended November 30, 2013, respectively.

We believe the renewal rate is an important metric to measure long-term value of customer agreements and our ability to retain our customers. We calculate our renewal rate by comparing the actual dollar amount of contracts renewed in a period to the dollar amount of the expiring contracts in that period, less the value of the expiring contracts that are upgraded to a higher model of the same product in lieu of a renewal. Changes in our renewal rates will have an impact on our revenue growth and operating results.

Initial Public Offering

On November 12, 2013, we completed our initial public offering (the “IPO”) in which we sold 4,761,000 shares of our common stock at a public offering price of $18.00 per share, which included 621,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions. As of November 30, 2013, $2.7 million of accrued costs remained unpaid and these costs are expected to be paid by the end of our fiscal year. In connection with the closing of the IPO, all shares of outstanding redeemable convertible preferred stock automatically converted into 17,626,227 shares of common stock.

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions—Barracuda Email Security Service, Barracuda Web Security Service and Barracuda Backup. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

Cost of Revenue

Cost of revenue consists of costs related to our appliance and subscription revenue. Such costs include hardware, manufacturing, shipping and logistics, customer support, warranty, personnel costs, data center costs and amortization of intangible assets related to acquired technology. We expect our cost of revenue to increase in absolute dollars, although it may fluctuate as a percentage of total revenue from period to period, as we continue to grow.

Gross Profit

Gross profit as a percentage of total revenue, has been and will continue to be affected by a variety of factors, including manufacturing costs, cost of technical support and the mix of our solutions sold. We expect our gross profit to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and travel-related expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of total revenue from period to period, as we continue to grow. In particular, we expect our stock-based compensation expense to increase in absolute dollars as a result of our existing stock-based compensation to be recognized as options and RSUs vest and as we issue additional stock-based awards to attract and retain employees.

•	Research and development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation for employees and executives on our engineering and technical teams who are responsible for increasing the functionality and enhancing the ease-of-use of our appliance and subscription services, as well as the development of new products. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in absolute dollars as we continue to invest in our future solutions, although our research and development expenses may fluctuate as a percentage of total revenue.

•	Sales and marketing. Our sales and marketing expenses consist primarily of advertising, as well as salaries, commissions, benefits and stock-based compensation for our employees and executives engaged in sales, sales support, marketing, business development and customer service functions. Our advertising expenses include the costs of cooperative marketing programs developed with our channel partners, other marketing programs such as online lead generation, promotional events and web seminars. We market and sell our subscription services worldwide through our sales organization and distribution channels, such as strategic resellers and distributors. We capitalize and amortize the direct and incremental portion of our sales commissions over the period the related revenue is recognized. We expect sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations, although our sales and marketing expenses may fluctuate as a percentage of total revenue.

•	General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our finance, legal, regulatory and compliance, human resources and other administrative employees and executives. In addition, general and administrative expenses include outside consulting, legal and accounting services, and facilities and other supporting overhead costs. We expect general and administrative expenses to increase in absolute dollars following the completion of our offering due to accounting, insurance, investor relations and other costs associated with being a public company, and our general and administrative expenses may fluctuate as a percentage of total revenue.

Other Income (Expense), Net

Other income (expense), net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash, cash equivalents and marketable securities. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments, and market interest rates.

Provision (Benefit) for Income Taxes

Our provision for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.

Results of Operations

Comparison of the Three Months Ended November 30, 2012 and 2013

The following tables summarize our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands).

	Three Months Ended November 30,
	2012	% of Revenue	2013	% of Revenue	Change
Revenue:
Appliance	$15,424	30%	$18,174	31%	$2,750
Subscription	36,003	70	41,212	69	5,209

Total revenue	51,427	100	59,386	100	7,959
Cost of revenue	11,394	22	14,017	24	2,623

Gross profit	40,033	78	45,369	76	5,336
Operating expenses:
Research and development	8,925	17	12,083	20	3,158
Sales and marketing	25,471	50	28,785	49	3,314
General and administrative	9,198	18	7,513	12	(1,685)

Total operating expenses	43,594	85	48,381	81	4,787

Operating loss	(3,561)	(7)	(3,012)	(5)	549
Other income, net	362	1	121	—	(241)

Loss before income taxes and non-controlling interest	(3,199)	(6)	(2,891)	(5)	308
Benefit for income taxes	1,076	2	599	1	(477)

Consolidated net loss	(2,123)	(4)	(2,292)	(4)	(169)
Net loss attributable to non-controlling interest	150	—	199	—	49

Net loss attributable to Barracuda Networks, Inc.	$(1,973)	(4)%	$(2,093)	(4)%	$(120)

Revenue

Total revenue increased $8.0 million, or 15%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012. Subscription revenue increased by $5.2 million, or 14%, primarily due to an increase in active subscribers during the period of 24,019, or 14%, from 173,484 active subscribers as of November 30, 2012 to 197,503 active subscribers as of November 30, 2013. Total appliance revenue increased by $2.8 million, or 18% due to increased demand for our solutions.

Cost of Revenue and Gross Profit

Cost of revenue increased for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross profit increased by $5.3 million for the three months ended November 30, 2013 compared to the three months ended November 30, 2012.

Operating Expenses

Research and development expense increased $3.2 million, or 35%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012, primarily due to a $3.0 million increase in personnel related costs resulting from a 32% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality.

Sales and marketing expense increased $3.3 million, or 13%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012, primarily due to a $1.8 million increase in personnel related costs resulting from incremental investments in sales infrastructure and programs as well as a $1.1 million increase in marketing expenses associated with advertising and trade shows, as we increased our sales and marketing efforts to grow our revenue.

General and administrative expense decreased $1.7 million, or 18%, for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 due to $3.3 million of non-recurring CEO transition costs incurred in the three months ended November 30, 2012. This was offset by a $0.3 million increase in general and administrative headcount, and an increase of $0.8 million in amortization of stock-based compensation in the three months ended November 30, 2013 as compared to the three months ended November 30, 2012.

Other Income (Expense), Net

The decrease in other income, net of $0.2 million during the three months ended November 30, 2013 compared to the three months ended November 30, 2012 was primarily due to a $0.3 million increase in net foreign exchange losses.

Benefit for Income Taxes

We recorded an income tax benefit of $0.6 million for the three months ended November 30, 2013. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, and various discrete items. For the three months ended November 30, 2012, we recorded an income tax benefit of $1.1 million.

Comparison of the Nine Months Ended November 30, 2012 and 2013

The following tables summarize our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands).

	Nine Months Ended November 30,
	2012	% of Revenue	2013	% of Revenue	Change
Revenue:
Appliance	$43,199	30%	$53,583	31%	$10,384
Subscription	103,261	70	119,870	69	16,609

Total revenue	146,460	100	173,453	100	26,993
Cost of revenue	32,680	22	40,498	23	7,818

Gross profit	113,780	78	132,955	77	19,175
Operating expenses:
Research and development	25,015	17	34,563	20	9,548
Sales and marketing	74,773	52	86,013	50	11,240
General and administrative	22,080	15	22,018	13	(62)

Total operating expenses	121,868	84	142,594	83	20,726

Operating loss	(8,088)	(6)	(9,639)	(6)	(1,551)
Other expense, net	(526)	—	(329)	—	197

Loss before income taxes and non-controlling interest	(8,614)	(6)	(9,968)	(6)	(1,354)
Benefit for income taxes	2,369	2	2,735	2	366

Consolidated net loss	(6,245)	(4)	(7,233)	(4)	(988)
Net loss attributable to non-controlling interest	612	—	561	—	(51)

Net loss attributable to Barracuda Networks, Inc.	$(5,633)	(4)%	$(6,672)	(4)%	$(1,039)

Revenue

Total revenue increased $27.0 million, or 18%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012. Subscription revenue increased by $16.6 million, or 16%, primarily due to an increase in active subscribers during the period of 24,019, or 14%, from 173,484 active subscribers as of November 30, 2012 to 197,503 active subscribers as of November 30, 2013. Total appliance revenue increased by $10.4 million, or 24% due to increased demand for our solutions.

Cost of Revenue and Gross Profit

Cost of revenue increased $7.8 million for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross profit increased by $19.2 million for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012.

Operating Expenses

Research and development expense increased $9.5 million, or 38%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012, primarily due to a $8.1 million increase in personnel related costs resulting from a 31% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality.

Sales and marketing expense increased $11.2 million, or 15%, for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012, primarily due to a $6.9 million increase in personnel related costs resulting from incremental investments in sales infrastructure and programs as well as an 8% increase in sales and marketing headcount, a $3.2 million increase in marketing expenses associated with advertising and trade shows, as we increased our sales and marketing efforts to grow our revenue and a $0.5 million increase in amortization of stock-based compensation.

General and administrative expense remained consistent for the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012, but decreased as a percentage of revenue for the respective periods.

Other Income (Expense), Net

The decrease in other expense, net during the nine months ended November 30, 2013 compared to the nine months ended November 30, 2012 was primarily due to a $0.5 million increase in net foreign exchange gains, partially offset by a $0.3 million increase in interest expense.

Benefit for Income Taxes

We recorded an income tax benefit of $2.7 million for the nine months ended November 30, 2013. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, and various discrete items. For the nine months ended November 30, 2012, we recorded an income tax benefit of $2.4 million.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2012	2013
	(in thousands)
Cash provided by operating activities	$30,611	$22,676
Cash used in investing activities	(7,019)	(14,670)
Cash (used in) provided by financing activities	(126,578)	79,197

As of November 30, 2013, we had cash, cash equivalents and marketable securities of $118.5 million, of which $3.5 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Prior to the third quarter of fiscal 2014, we funded our operations primarily through cash generated from operations, and to a lesser extent, private sales of equity securities. In November 2013, we completed our IPO which resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions. We believe that our existing cash and cash equivalents, together with our existing credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

The Recapitalization

In October 2012, we completed a recapitalization of our capital stock (the “Recapitalization”) pursuant to a recapitalization agreement entered into with our founders and their affiliates and certain of our existing investors. As part of the Recapitalization, we (i) declared $130.0 million of cash dividends, (ii) sold 7,575,973 shares of our Series B redeemable convertible preferred stock to certain of our existing investors at a price per share of approximately $16.84, for an aggregate purchase price of $127.5 million, and (iii) repurchased 7,575,973 shares of common stock from our founders and their affiliates at a price per share of approximately $16.84, for an aggregate repurchase price of $127.5 million. The shares of our common stock which we repurchased were subsequently cancelled. In December 2012, in lieu of dividends, we paid an aggregate of $1.4 million in bonus payments to our employees who held fully vested options to purchase our common stock at the time of the Recapitalization.

Operating Activities

Our primary source of cash from operating activities has been from cash collections from our customers. We expect cash inflows from operating activities to be affected by increases in sales and timing of collections. Our primary uses of cash from operating activities have been for personnel costs and investment in sales and marketing and research and development infrastructure. We expect cash outflows from operating activities to be affected by increases in sales and increases in personnel costs as we grow our business.

For the nine months ended November 30, 2012, operating activities provided $30.6 million in cash primarily due to a net change of $25.7 million in our net operating assets and liabilities coupled with non-cash charges of $11.1 million, while partially offset by our net loss of $6.2 million.

For the nine months ended November 30, 2013, operating activities provided $22.7 million in cash primarily due to a net change of $23.7 million in our net operating assets and liabilities coupled with non-cash charges of $6.2 million, while partially offset by our net loss of $7.2 million.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, purchases and sales of short-term marketable securities, and activity in connection with prior acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

Cash used in investing activities in the nine months ended November 30, 2012 primarily related to the payment of contingent consideration related to a previous acquisition of $4.4 million coupled with purchases of property and equipment of $3.1 million.

Cash used in investing activities in the nine months ended November 30, 2013 primarily related to our acquisition of SignNow, Inc. in April 2013 resulting in a use of $8.5 million, coupled with purchases of property and equipment of $5.9 million.

We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon our need to make additional investments for facilities expansion.

Financing Activities

Our financing activities primarily consisted of proceeds from the sale of our common stock in our IPO, proceeds from the sale of our redeemable convertible preferred stock, proceeds from the exercises of stock options, repurchases of common stock and payment of dividends declared on our common stock and redeemable convertible preferred stock.

For the nine months ended November 30, 2012, financing activities used $126.6 million in cash, primarily as a result of the net payment of $128.4 million in declared dividends and stock repurchase of $127.6 million in connection with our Recapitalization, partially offset by net proceeds of $125.7 million from the sale of our Series B redeemable convertible preferred stock in connection with our Recapitalization.

For the nine months ended November 30, 2013, financing activities provided $79.2 million in cash primarily as a result of our IPO proceeds of $78.0 million, net of underwriting discounts and commissions and costs paid.

Contractual Obligations and Commitments

There have been no significant changes during the nine months ended November 30, 2013 to the contractual obligations disclosed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

Off-Balance Sheet Arrangements

Through November 30, 2013, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are discussed in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Prospectus. There have been no significant changes to our critical accounting policies and estimates as disclosed in our Prospectus.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk

A portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to foreign currency exchange rate fluctuations, particularly changes in the euro. Our reported revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statement of operations. To date, foreign currency transaction gains and losses have not been material to our financial statements, and we have not engaged in any foreign currency hedging transactions.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $118.5 million as of November 30, 2013. We hold our cash, cash equivalents and investments for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds. We have invested portion of our funds in short-term investments that are focused on preservation of capital, supporting our liquidity requirements and compliance with the Investment Company Act of 1940. Our investments are held in U.S. Treasury securities, U.S. agency debt securities and corporate debt securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. As of and during the three and nine months ended November 30, 2012 and November 30, 2013, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our available-for-sale securities or our interest income.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the controls evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC and to ensure that material information relating to us and our consolidated subsidiaries is made known to management, including our CEO and CFO.

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Inherent Limitations of Internal Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Export Compliance

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the U.S. only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2011. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria.

The reviews of our voluntary disclosures by BIS and OFAC are still pending and in the early stages, and their reviews of our voluntary disclosures may continue for a long period of time. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. See the section titled “Risk Factors—We may be subject to fines or other penalties for potential past violations of U.S. export control and economic sanctions laws.”

Other

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc., Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: U.S. Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and U.S. Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Brocade Communications Systems, Inc., Citrix Systems, Inc., Riverbed Technology, Inc. and SAP AG. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

From time to time, we may be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Quarterly Report on Form 10-Q and our Prospectus, including our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Our Industry

If we are unable to increase sales of our solutions to new customers and sell additional distinct solutions from our portfolio of solutions to our existing customers, our future revenue and operating results will be harmed.

Our future success depends on our ability to increase sales of our solutions to new customers as well as to increase sales of additional solutions to our existing customers. The rate at which new and existing customers purchase solutions depends on a number of factors, including those outside of our control, such as customers’ perceived need for security and storage solutions and general economic conditions. If our efforts to sell our solutions to new customers and additional solutions to our existing customers are not successful, our business and operating results may suffer.

Furthermore, customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. If renewal subscriptions decline, our revenue or revenue growth may decline and our business may suffer.

A substantial majority of our billings in any particular period are derived from sales to customers with whom we began to engage during that same period and therefore our sales may be variable and difficult to predict. Given this unpredictability, we may be unable to accurately forecast our sales in any given period. A failure to accurately predict the level of demand for our solutions may adversely impact our future revenue and operating results, and we are unlikely to forecast such effects with any certainty in advance.

We rely significantly on revenue from subscriptions, which may decline, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our subscription revenue accounted for approximately 70% of our total revenue for fiscal 2013 and each of the nine months ended November 30, 2012 and 2013. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods. We experienced net losses on a GAAP basis for fiscal 2013 and the nine months ended November 30, 2012 and November 30, 2013, respectively. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. In fiscal 2013, we incurred substantial costs in connection with our CEO transition and other non-recurring charges. We also expect to continue to invest for future growth. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company.

As a result of our increased expenditures, we will have to generate and sustain increased revenue to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

If we cannot successfully execute on our strategy and continue to develop, manufacture and market solutions that respond promptly to the security and storage needs of our customers’ needs, our business and operating results may suffer.

The security and storage markets are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business models, which require them to develop and manage increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our historical success has been based on our ability to identify common customer needs and design solutions to address complex IT problems in email security and web security, and more recently in backup. Furthermore, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets, such as next generation firewall appliances and purpose-built backup appliances. Although the mix of solutions sold can vary from period to period, in recent periods we have experienced stronger growth in sales of storage and application security solutions. To the extent we are not able to continue to identify IT challenges and execute our business model to timely and effectively design and market solutions to address these challenges, as well as to continue to expand our sales to higher-growth segments within the security and storage markets, our business, operating results and financial condition will be adversely affected.

Although the market expects rapid introduction of new solutions or enhancements to respond to new threats and address evolving customer needs, the development of these solutions is difficult, and the timetable for commercial release and availability is uncertain as there are periods of delay between releases and the availability of new solutions. We may experience delays in the development and availability of new solutions and fail to timely meet customer needs. If we do not respond to the rapidly changing and rigorous needs of our customers by developing and making available on a timely basis new solutions or enhancements that can respond adequately to new security threats and address evolving customer needs, particularly in the higher-growth segments within the security and storage markets, our competitive position and business prospects will be harmed.

Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or solution enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new solutions or enhancements to the market;

•	failure to accurately predict market demand or customer demands;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, errors or failures in their design or performance;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing solutions by our competitors;

•	poor business conditions for our customers, causing them to delay IT purchases;

•	the perceived value of our solutions or enhancements relative to their cost;

•	easing of regulatory requirements around security or storage; and

•	reluctance of customers to purchase solutions incorporating open source software.

There can be no assurance that we will successfully identify new opportunities, develop and bring new solutions to market on a timely basis or achieve market acceptance of our solutions, or that solutions and technologies developed by others will not render our solutions or technologies obsolete or noncompetitive, all of which could adversely affect our business and operating results. If our new solutions or enhancements do not achieve adequate acceptance in the market, or if our new solutions do not result in increased subscriptions, our competitive position will be impaired, our revenue will be diminished and the negative impact on our operating results may be particularly acute because of the upfront research, development, marketing, sales and other expenses we incurred in connection with the new solution or enhancement.

We have recently introduced, and will continue to introduce, new security and storage solutions, such as the Barracuda Firewall and a variety of purpose-built backup appliances, and we may not gain broad market acceptance for these new solutions.

Over the past year, we have released several new security and storage solutions and enhanced versions of our existing security and storage solutions, such as the Barracuda Firewall and a variety of purpose-built backup appliances which address the higher-growth segments of the security and storage markets, to incorporate additional features, improve functionality or deliver other enhancements in order to meet our customers’ rapidly evolving demands. The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect. Further, given their recent introduction, we cannot assure you that these solutions will gain broad market acceptance and that they will prove to be profitable in the longer term. Additionally, we intend to continue introducing new security and storage solutions to respond to the needs of our customers. If we fail to achieve high levels of market acceptance for these solutions or if market acceptance is delayed, or if the market segments we address with our new solutions do not grow as expected, we may fail to justify the amount of our investment in developing and bringing them to market, and our business, operating results and financial performance could be adversely affected.

Our business is substantially dependent on sales leads from Internet search engines and if we are unable to generate significant volumes of such leads, traffic to our websites and our revenue may decrease.

We generate a substantial portion of our sales leads through visits to our websites by potential customers interested in our solutions. Many of these potential customers find our websites by searching for security and storage solutions through Internet search engines, particularly Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly and we may not be able to replace this traffic. Furthermore, if the costs of search engine marketing services, such as Google AdWords, increase we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and our business and operating results could be adversely affected.

Our quarterly and annual operating results and key metrics have varied in the past and may continue to vary and be unpredictable, which may cause our stock price to fluctuate.

Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	the timing and success of introductions of our new solutions;

•	changes in the growth rate of the security and storage markets;

•	changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the timing of orders from our customers;

•	the timing of our marketing expenditures;

•	the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the budgeting cycles and purchasing priorities of our customers;

•	the timing of payments of sales commissions, bonuses or performance earnouts;

•	the timing and potential provision of valuation allowances against our deferred tax assets;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation or warranty claims, including our current voluntary disclosures to the BIS and the OFAC as described in greater detail below;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;

•	disruption in our supply chain and the availability of the components of our appliances;

•	levels of solution returns, particularly in connection with our 30-day right to return;

•	the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•	increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies.

Any one of the factors above, or the cumulative effect of some of the factors referred to above, may result in significant fluctuations in our quarterly or annual operating results, including fluctuations in our key financial metrics. This variability and unpredictability could result in our failing to meet our revenue, billings or operating results expectations or those of securities analysts or investors for any period. In addition, a significant percentage of our operating expenses are fixed in nature and based on forecasted revenue trends. Accordingly, in the event of revenue shortfalls, we are generally unable to mitigate the negative impact on operating results in the short term. If we fail to meet or exceed such expectations for these or any other reasons, our business and stock price could be materially adversely affected and we could face costly lawsuits, including securities class action suits.

We believe that our brand is integral to our success and if we fail to cost-effectively promote or protect our brand, our business and competitive position may be harmed.

We believe that cost-effectively promoting and maintaining awareness and integrity of our company and our brand are vital to achieving widespread acceptance of our existing and future solutions and are important elements in attracting new customers and retaining our existing customers, particularly as we seek to expand internationally. We believe that the importance of brand recognition will increase as competition in our market further intensifies. We have invested and expect to continue to invest substantial resources to promote and maintain our brand and generate sales leads, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. For example, we use signs and billboards in key locations such as airports where target customers often travel and vehicles wrapped in highly-visible branding. We also engage in activities such as promotional events and attending trade shows. Some of our existing and potential competitors have well-established brands with equal or greater recognition than we have. If our efforts to cost-effectively promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, this may not result in increased use of our solutions or higher revenue. Moreover, if we fail to generate a sufficient volume of leads from these various activities, they may not be offset by revenues and our business and operating results could be adversely affected.

In addition, independent industry analysts often provide reviews of our solutions, as well as those of our competitors, and perception of our solutions in the marketplace may be significantly influenced by these reviews. We have no control over what these industry analysts report, and because industry analysts may influence current and potential customers, our brand could be harmed if they do not provide a positive review of our solutions or view us as a market leader.

We face intense competition in the security and storage markets and other markets in which we compete, which are characterized by constant change and innovation, and we may lack sufficient financial or other resources to maintain or improve our competitive position.

The markets for security and storage solutions are intensely competitive and are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•	Independent network security, storage and application delivery vendors such as Blue Coat Systems, Inc., Check Point Software Technologies, Ltd., CommVault Systems, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Palo Alto Networks, Inc. and Symantec Corporation that offer competing solutions.

•	Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, the McAfee division of Intel Corporation (“Intel”), and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

In addition, we compete with companies that offer point solutions that compete with some of the features present in our platform. As our market grows, we believe it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their solutions more effectively.

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	substantially greater financial, technical and other resources;

•	greater name recognition, stronger reputations and longer operating histories;

•	larger sales and marketing budgets;

•	broader distribution and established relationships with distribution partners and customers;

•	lower labor and development costs;

•	greater customer support resources;

•	larger and more mature intellectual property portfolios; and

•	greater resources to make acquisitions.

In addition, our larger competitors have substantially broader solution offerings and leverage their relationships based on other solutions or incorporate functionality into existing solutions to gain business in a manner that discourages customers and potential customers from purchasing our solutions, including through selling at low or negative margins, product bundling or closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of solution performance, price or features. These larger competitors often have broader product lines and market focus and will therefore not be as susceptible to downturns in our markets, thereby reducing their overall risk profile as compared to ours. Many of our smaller competitors that specialize in providing protection from a single type of network security threat are often able to deliver these specialized network security solutions to the market more quickly than we can, which could reduce the addressable market for our new solutions or enhancements to existing solutions. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering by our competitors or continuing market consolidation. New start-up companies that innovate and large competitors that are making significant investments in research and development may invent similar or superior solutions and technologies that compete with our solutions and technology. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their ability to compete.

Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered, such as Intel’s acquisition of McAfee. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their solution offerings more quickly than we do.

Organizations may be more willing to incrementally add solutions to their existing IT infrastructure from competitors than to replace it with our solutions. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross profits and loss of market share. Any failure to meet and address these factors could seriously harm our business and operating results.

Our business is dependent on overall demand for security and storage solutions and therefore reduced security and storage solution spending or overall adverse economic conditions may negatively impact our business and operating results.

Our business depends on the overall demand for security and storage solutions. In addition, the purchase of our solutions is often discretionary. Weak global economic conditions, or a reduction in security and storage solution spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our solutions, higher default rates among our customers and channel partners, reduced subscription renewals and lower our sales levels. Market and financial uncertainty and instability in the United States and Europe could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Deterioration of economic conditions, as well as economic uncertainty in the United States and Europe, may harm our business and operating results in the future.

We have made significant investments in recent periods to support our growth, including investments in our information technology, infrastructure and management team, and these investments may achieve delayed or lower than expected benefits, which could harm our operating results. Furthermore, if we do not effectively manage any future growth, or are unable to improve our systems and processes, our operating results will be adversely affected.

We continue to increase the breadth and scope of our offerings and, correspondingly, the breadth and scope of our operations. To support this growth, and to manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and our ability to manage headcount, capital and processes in an efficient manner. We have incurred, and will continue to incur, expenses as we invest in international operations and infrastructure such as the expansion of our sales and marketing presence in Asia Pacific and Japan, the addition of higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally and investments in software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. In fiscal 2013, we made significant incremental investments in product development, corporate infrastructure and broadened distribution, including hiring a new chief executive officer and a number of other key executives across our organization, and we intend to continue to invest in development of our solutions, our infrastructure and sales and marketing. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

We may be subject to fines or other penalties for potential past violations of U.S. export control and economic sanctions laws.

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our solutions, into certain countries, including Iran, Sudan and Syria. In addition, certain of our solutions incorporate encryption components and may be exported from the U.S. only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. We believe that these potential violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2011.

Commencing in late 2011, we took a series of corrective actions intended to remediate the effect of any unauthorized past actions, including actions to permanently disable appliances located in sanctioned countries and termination of certain distributors and resellers. In addition, we believe that we have implemented systematic and process changes to our sales and distribution processes to block and prohibit sale or use of our solutions in sanctioned countries or to denied parties.

After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to BIS and to OFAC. These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. The voluntary disclosures also summarized the remedial actions we have taken, including those described above, as well as the hiring of an export compliance manager and a general counsel with export controls experience, and the enhancement of employee training programs, periodic notices to our resellers and company-wide policies and procedures designed to help us comply with these laws.

The reviews of our voluntary disclosures by BIS and OFAC are still pending and in the early stages, and their reviews of our voluntary disclosures may continue for a long period of time. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We cannot predict when BIS and OFAC will complete their reviews or make determinations regarding the imposition of possible penalties. We also cannot assure you that additional violations will not be discovered or that our policies and procedures will be effective to prevent future violations.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain foreign jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

We generate a significant amount of revenue from sales outside of North America, and we are therefore subject to a number of risks associated with international sales and operations.

Sales outside of North America represented approximately 26% and 27% of our total revenue for fiscal 2013 and the nine months ended November 30, 2013, respectively. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited.

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater costs and expenses associated with international sales and operations;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the U.S. Foreign Corrupt Practices Act and any trade regulations ensuring fair trade practices;

•	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	the potential for political unrest, terrorism, hostilities or war; and

•	multiple and possibly overlapping tax structures.

In addition, the expansion of our existing international operations and entry into additional international markets have required and will continue to require significant management attention and financial resources. These factors and other factors could harm our ability to gain future international revenues and, consequently, materially impact our business, operating results and financial condition.

We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in complementary companies, solutions and technologies that we believe fit within our business model and can address the needs of IT professionals. With respect to our previous acquisitions, we cannot ensure that we will be able to successfully integrate the technology and resources to increase subscriptions and grow revenue derived from these acquisitions. In the future, we may not be able to acquire and integrate other companies, solutions or technologies in a successful manner. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. Furthermore, we may not be able to find suitable acquisition candidates that enhance our subscription offerings. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, including increases in subscriptions, and any acquisitions we complete could be viewed negatively by our customers, investors and industry analysts.

Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition or the value of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. In addition, our future operating results may be impacted by performance earnouts or contingent bonuses. Furthermore, acquisitions may require large one-time charges and can result in increased debt or contingent liabilities, adverse tax consequences, additional stock-based compensation expense and the recording and subsequent amortization of amounts related to certain purchased intangible assets, any of which items could negatively impact our future results of operations. We may also record goodwill in connection with an acquisition and incur goodwill impairment charges in the future.

In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and operating results of the combined company could be adversely affected. Any integration process may result in unforeseen operating difficulties and require significant time and resources, and we may not be able to manage the process successfully. In particular, we may encounter difficulties assimilating or integrating the companies, solutions, technologies, personnel or operations we acquire, particularly if the key personnel are geographically dispersed or choose not to work for us. Acquisitions may also disrupt our core business, divert our resources and require significant management attention that would otherwise be available for development of our business. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. If we fail to properly evaluate, execute or integrate acquisitions or investments, the anticipated benefits may not be realized, we may be exposed to unknown or unanticipated liabilities, and our business and prospects could be harmed.

Defects, errors or vulnerabilities in our solutions, the failure of our solutions to block a virus or prevent a security breach or a false detection of applications, viruses, spyware, vulnerability exploits, data patterns or URL categories could harm our reputation and adversely impact our operating results.

Because our solutions are complex, they have contained and may in the future contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. For example, from time to time, certain of our customers have reported defects in our solutions related to performance, functionality and compatibility that were not detected before shipping the solution. Additionally, defects may cause our solutions to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, our solutions may not be able to protect our customers’ networks. Our security solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our threat intelligence database or other virus databases in time to protect our customers’ networks. In addition, defects or errors in our subscription updates or our solutions could result in a failure to effectively update customers’ solutions and thereby leave our customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Any defects, errors or vulnerabilities in our solutions could result in:

•	expenditure of significant financial and product development resources in efforts to analyze, correct, eliminate or work-around errors or defects or to address and eliminate vulnerabilities;

•	loss of existing or potential customers;

•	delayed or lost revenue;

•	delay or failure to attain market acceptance;

•	negative publicity, which will harm our reputation and brand;

•	an increase in warranty claims compared with our historical experience, or an increased cost of servicing warranty claims, either of which would adversely affect our operating results; and

•	litigation, regulatory inquiries, or investigations that may be costly and harm our reputation and brand.

Furthermore, our security solutions may falsely detect applications, content or threats that do not actually exist based on our classifications of application type, virus, malware, vulnerability exploits, data or URL categories. This risk is increased by the inclusion of “heuristics” analysis in our solutions, which attempts to identify threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our solutions and may therefore adversely affect market acceptance of our solutions. Also, our anti-spam and anti-malware solutions may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or malware are often designed to circumvent anti-spam or anti-malware solutions. Parties whose emails or programs are blocked by our solutions may seek redress against us for labeling them as spammers or malware or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our solutions. If our solutions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of customers and sales, increased costs to remedy any problem and risk of litigation.

If our security measures are breached or unauthorized access to customer data is otherwise obtained or our customers experience data losses, our brand, reputation and business could be harmed and we may incur significant liabilities.

Our customers rely on our security and storage solutions to secure and store their data, which may include financial records, credit card information, business information, customer information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we store for our customers, it is possible that hardware failures, human errors or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed. Moreover, if a high profile security breach occurs with respect to another provider of cloud services, our clients and potential clients may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

If an actual or perceived breach of network security occurs in our internal systems, our services may be perceived as not being secure and clients may curtail or stop using our solutions.

As a provider of network security solutions, we are a high profile target and our networks and solutions may have vulnerabilities that may be targeted by hackers and could be targeted by attacks specifically designed to disrupt our business and harm our reputation. We will not succeed unless the marketplace continues to be confident that we provide effective network and security protection. If an actual or perceived breach of network security occurs in our internal systems it could adversely affect the market perception of our solutions. We may not be able to correct any security flaws or vulnerabilities promptly, or at all. In addition, such a security breach could impair our ability to operate our business, including our ability to provide subscription and support services to our customers. If this happens, our business and operating results could be adversely affected.

Because our solutions could be used to collect and store personal information of our customers’ employees or customers, privacy concerns could result in additional cost and liability to us or inhibit sales of our solutions.

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union (the “EU”) and the Federal Data Protection Act recently passed in Germany.

In addition to government regulation, privacy advocacy and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Because the interpretation and application of privacy and data protection laws are still uncertain, it is possible that these laws may be interpreted and applied in a manner that is in conflict with one another, and is inconsistent our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any inability to adequately address privacy concerns, even if unfounded, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales and harm our business.

Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our solutions. Privacy concerns, whether valid or not valid, may inhibit market adoption of our solutions particularly in certain industries and foreign countries.

Our business is subject to the risks of warranty claims and product liability claims and given our 30-day right to return policy on many of our solutions, we may experience increased frequency of returns, any of which may adversely affect our operating results and financial performance.

Our solutions have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects or errors could affect the performance of our solutions and could delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us and adversely affect market acceptance or perception of our offerings. Any such errors or delays in releasing new solutions or new versions of solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the solutions, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, operating results and financial condition. Furthermore, we offer customers a 30-day right to return for many of our solutions which is integral to our sales model. If we experience appliance defects, or if we experience increased frequency of returns, our sales cycles, operating results and financial performance may be adversely affected.

In addition, the occurrence of hardware or software errors which resulted in increased warranty or support claims could result in increased expenses or require us to maintain greater warranty reserves which would have an adverse effect on our business and financial performance.

Our ability to increase sales of our solutions is highly dependent on the quality of our customer support, and our failure to offer high-quality support would have an adverse effect on our business, reputation and operating results.

Our solutions are designed to be deployed by customers in resource-constrained IT environments. Our customers depend on our support services to assist them with questions as they implement our solutions within their IT infrastructure, and after deployment, our customers depend on our support organization to quickly resolve any issues relating to those solutions. A significant level of high-quality support is critical to ensure high rates of renewals and cross-selling of our solutions. If we do not effectively assist our customers in deploying our solutions, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our solutions to existing customers, decrease our subscription renewal rates and harm our reputation with potential new customers, all of which would have an adverse effect on our business, reputation and operating results.

If we are unable to hire, retain, train and motivate qualified personnel and senior management, or if our senior management team is unable to perform effectively, our business could suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel and the continued services of our senior management and other key personnel to execute on our business plan and to identify and pursue new opportunities and solution innovations. The loss of the services of our senior management or any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales and marketing, could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively. Furthermore, if we are not effective in retaining our key personnel, our business could be adversely impacted and our operating results and financial condition could be harmed.

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

We may be unsuccessful in managing or expanding our operations, which could adversely affect our operating results.

We have office locations throughout the United States and in various international locations, including Austria, India and the United Kingdom. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. For example, we recently leased additional office space in San Jose, California, and intend to hire new employees and have relocated our manufacturing facility to this location from our headquarters in Campbell, California. We recently relocated our manufacturing to this new facility. As a result, we have incurred and expect to continue to incur additional expense and the additional location may disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.

Our customer-centric and collaborative corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity, a customer-centric focus, collaboration and loyalty. As we grow and change, we may find it difficult to maintain these important aspects of our corporate culture, which could limit our ability to innovate and operate effectively. Any failure to preserve our culture could also negatively affect our ability to retain and recruit personnel, continue to perform at current levels or execute on our business strategy.

We rely on third-party distributors and channel partners to fulfill substantially all of our sales orders. If our distributors and reseller channel partners fail to perform, our ability to sell our solutions will be limited, and, if we fail to optimize our distributor and reseller channel partner model going forward, our operating results will be harmed.

Substantially all of our sales orders are fulfilled by our channel partners, which include distributors and resellers. We also depend upon our channel partners to manage the customer sales process and to generate sales opportunities. To the extent our channel partners are unsuccessful in fulfilling our sales, managing the sales process or selling our solutions, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated channel partners in each of the regions in which we sell our offerings, our ability to sell our solutions and operating results will be harmed. In order to support our growth strategy, we recently entered into an agreement with an additional distributor in North America. If we are unable to successfully develop our relationship with the new distributor, or if we experience reseller shifts between distributors or any channel conflict occurs, it could negatively impact our ability to meet our revenue and profitability goals.

We provide our channel partners with specific programs to assist them in selling our solutions, but there can be no assurance that these programs will be effective. In addition, our channel partners may be unsuccessful in marketing, selling and supporting our solutions. Our channel partners do not have minimum purchase requirements. They may also market, sell and support solutions that are competitive with ours, and may devote more resources to the marketing, sales and support of such solutions. Our agreements with our channel partners may generally be terminated for any reason by either party with advance written notice and our channel partners may stop selling our solutions at any time. We cannot assure you that we will retain these channel partners, that channel partners will sell our solutions effectively or that we will be able to secure additional or replacement channel partners. The loss of one or more of our significant channel partners or a decline in the number or size of orders from them could harm our operating results. In addition, our channel partner sales structure could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresent the functionality of our solutions to customers or violate laws or our corporate policies.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. As an example, during fiscal 2013 and the nine months ended November 30, 2013, approximately 30% and 32% of our total revenue was generated from sales to customers located outside of the United States, respectively. Additionally, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

We rely on a single source or a limited number of sources for some of our components. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross profit.

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage the supply of our components. Additionally, we carry very little inventory of our appliances or components, and we rely on our suppliers to deliver necessary components in a timely manner. Insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ solutions that could be more readily available. Additionally, any increases in the time required to manufacture our solutions could adversely affect our business, brand, sales cycle and reputation. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.

We currently depend on a single source or a limited number of sources for certain components used in the manufacture of our solutions. We are therefore subject to the risk of shortages in supply of these components and the risk that component suppliers discontinue or modify components used in our solutions. If these suppliers were to discontinue production of a necessary part or component, we would be required to expend resources and time in locating and integrating replacement parts or components from another vendor. In addition, the introduction by component suppliers of new versions of their components, particularly if not anticipated by us, could require us to expend resources to incorporate these new components into our solutions. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price increases;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters.

In addition, for certain components, we are subject to potential price increases and limited availability as a result of market demand for these components. In the past, unexpected demand for computer and network products has caused worldwide shortages of certain electronic parts. If similar shortages occur in the future, our business could be adversely affected. We rely on purchase orders rather than long-term contracts with these suppliers, and as a result we might not be able to secure sufficient components, even if they were available, at reasonable prices or of acceptable quality to build appliances in a timely manner and, therefore, might not be able to meet customer demands for our solutions, which would have a material and adverse effect on our business, operating results and financial condition.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, or other lawsuits brought against us, could result in significant costs and substantially harm our business and operating results.

Patent and other intellectual property disputes are common in the IT markets in which we compete. Some companies in the IT markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us. There also is a market for intellectual property rights and a competitor, or other entity, could acquire intellectual property rights and assert similar claims based on the acquired intellectual property. They may also assert such claims against our customers or channel partners. As the number of patents and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. From time to time, we face allegations that we, our customers or our channel partners have infringed, misappropriated and violated intellectual property rights, including allegations made by our competitors or by non-practicing entities. For example, on August 13, 2013, Parallel Networks, which we believe is a non-practicing entity, filed a lawsuit against us alleging that our appliances infringe two of their patents as more fully described in the section titled “Legal Proceedings.” Our broad solution portfolio and the number of network and IT markets in which we compete further exacerbate this risk. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

In addition, future assertions of patent rights by third parties, and any resulting litigation, may involve non-practicing entities or other adverse patent owners who have no relevant revenue and against whom our own patents may therefore provide little or no deterrence or protection. We cannot assure you that we are not infringing or otherwise violating any third-party intellectual property rights.

An adverse outcome of a dispute may require us to pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; and indemnify our customers, partners and other third parties. Furthermore, we have agreed in certain instances to defend our channel partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. Any damages or royalty obligations we may become subject to, any prohibition against our commercializing our solutions and any third-party indemnity we may need to provide, as a result of an adverse outcome could harm our operating results.

Our use of open source technology could impose limitations on our ability to commercialize our solutions.

We use open source software in our solutions, and although we monitor our use of open source software to avoid subjecting our solutions to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. In such an event, we could be required to seek licenses from third parties to continue offering our solutions, to make our proprietary code generally available in source code form, to re-engineer our solutions or to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

The success of our business depends on our ability to protect and enforce our patents, trademarks, copyrights, trade secrets and other intellectual property rights. We attempt to protect our intellectual property under patent, trademark, copyright and trade secret laws, and through a combination of confidentiality procedures, contractual provisions and other methods, all of which offer only limited protection.

As of November 30, 2013, we had 47 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of November 30, 2013, we had 50 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

In addition to patented technology, we rely on our unpatented proprietary technology and trade secrets. Despite our efforts to protect our proprietary technology and trade secrets, unauthorized parties may attempt to misappropriate, reverse engineer or otherwise obtain and use them. The contractual provisions that we enter into with employees, consultants, partners, vendors and customers may not prevent unauthorized use or disclosure of our proprietary technology or intellectual property rights and may not provide an adequate remedy in the event of unauthorized use or disclosure of our proprietary technology or intellectual property rights. Moreover, policing unauthorized use of our technologies, solutions and intellectual property is difficult, expensive and time-consuming, particularly in foreign countries where the laws may not be as protective of intellectual property rights as those in the United States and where mechanisms for enforcement of intellectual property rights may be weak. We may be unable to determine the extent of any unauthorized use or infringement of our solutions, technologies or intellectual property rights.

From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, financial condition and cash flows. If we are unable to protect our intellectual property rights, we may find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create the innovative solutions that have enabled us to be successful to date.

We rely on the availability of third-party licenses for some of our solutions.

Some of our solutions include software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new solutions. There can be no assurance that the necessary licenses will be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, could result in delays in solution releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solutions and may have a material adverse effect on our business, operating results and financial condition. In addition, third parties may allege that additional licenses are required for our use of their software or intellectual property, and we may be unable to obtain such licenses on commercially reasonable terms or at all. Moreover, the inclusion in our solutions of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solutions from those of our competitors.

As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2014. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Additionally, to comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff, which may adversely affect our operating results and financial condition.

There are limitations on the effectiveness of controls, and the failure of our control systems may materially and adversely impact us.

We do not expect that disclosure controls or internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could materially and adversely impact us.

Significant developments in IT infrastructure deployments, particularly cloud computing and other alternative IT infrastructure technologies, may materially adversely affect the demand for our products.

Developments or changes in IT infrastructure, such as the emergence of hosted cloud storage, software as a service and mobile data access are driving significant changes in storage and compute architectures and solution requirements as well as presenting significant challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate. The impact of these trends on overall long-term growth patterns is uncertain, especially in resource-constrained environments. The emergence of cloud computing and other alternative IT infrastructure technologies, in which technology services are provided on a remote-access basis, may have a significant impact on the market for security and storage solutions and may result in rapid changes in customer demands. This could be the case even if such advances do not deliver all of the benefits of our solutions. If alternative models gain traction, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could adversely affect our business and operating results.

If our solutions do not interoperate with our end-customers’ infrastructure, sales of our solutions could be negatively affected, which would harm our business.

Our solutions must interoperate with our end-customers’ existing infrastructure, which often have different specifications, utilize multiple protocol standards, deploy products from multiple vendors, and contain multiple generations of products that have been added over time. As a result, when problems occur in a network, it may be difficult to identify the sources of these problems. Any delays in identifying the sources of problems or in providing necessary modifications to our software or hardware could have a negative impact on our reputation and our customers’ satisfaction with our solutions, and our ability to sell solutions could be adversely affected. In addition, customers may require our solutions to comply with certain security or other certifications and standards. If our solutions are late in achieving or fail to achieve compliance with these certifications and standards, or our competitors achieve compliance with these certifications and standards, we may be disqualified from selling our solutions to such end-customers, or at a competitive disadvantage, which would harm our business, operating results and financial condition.

If our solutions fail to help our customers achieve and maintain compliance with government regulations and industry standards, our business and operating results could be materially adversely affected.

We generate a portion of our revenues from our solutions because they help organizations achieve and maintain compliance with government regulations and industry standards. For example, many of our customers purchase our security and storage solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council(the “PCI Council”), which apply to companies that process or store credit card information. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact whether our solutions enable our customers to demonstrate, maintain or audit their compliance. If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to solutions offered by our competitors. In addition, if regulations and standards related to data security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In either case, our business, financial condition and operating results may suffer.

Our sales to government entities are subject to a number of challenges and risks.

We sell to state and local governmental agency customers, particularly schools, and we may in the future increase sales to government entities. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for solutions like ours may change and in doing so restrict our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results.

Our failure to generate the significant capital necessary to expand our operations and invest in new solutions could reduce our ability to compete and could harm our business.

We may need to raise additional funds in the future, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of our common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, operating results and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our solutions;

•	continue to expand our sales and marketing and research and development organizations;

•	acquire or invest in complementary businesses, solutions or technologies;

•	expand operations in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our failure to do any of these things could adversely affect our business, financial condition and operating results.

The terms of our existing credit facility with Silicon Valley Bank and future indebtedness could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions.

Our existing credit facility with Silicon Valley Bank (“SVB”), contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events specified in the credit facility could result in an event of default under the credit facility. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged all of our assets, including our intellectual property, as collateral under the credit facility. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

We are exposed to the credit risk of some of our distributors, resellers and customers and to credit exposure in weakened markets, which could result in material losses.

Most of our sales are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, and our broad customer base and channel partner network mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. If we are unable to adequately control these risks, our business, operating results and financial condition could be adversely affected.

If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our operating results could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory, warranty liabilities and accounting for income taxes.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	expiration of, or detrimental changes in, research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.

In addition, we may be subject to audits of our income and sales taxes by the Internal Revenue Service and other foreign and state tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

Changes in financial accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our business and financial results.

Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events and to interruption by man-made problems such as terrorism.

A significant natural disaster, such as an earthquake, fire, flood or significant power outage could have a material adverse impact on our business, operating results and financial condition. Both our corporate headquarters and the location where our solutions are manufactured are located in the San Francisco Bay Area, a region known for seismic activity. In addition, natural disasters could affect our supply chain, manufacturing vendors, logistics providers’ or data center hosting providers’ ability to provide materials and perform services on a timely basis. In the event our or our service providers’ IT systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, and our solutions could become unavailable resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, data center hosting partners or customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our quarterly results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our solutions, our business, financial condition and operating results would be adversely affected.

If we fail to comply with environmental requirements, our business, financial condition, operating results and reputation could be adversely affected.

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our solutions and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (“RoHS”) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The EU RoHS and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our solutions. Currently, we and other manufacturers of our hardware appliances and major component part suppliers comply with the EU RoHS requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our solutions to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

The WEEE Directive requires electronic goods producers to be responsible for the collection, recycling and treatment of such solutions. Changes in interpretation of the directive may cause us to incur costs or have additional regulatory requirements to meet in the future in order to comply with this directive, or with any similar laws adopted in other jurisdictions.

Our failure to comply with past, present and future similar laws could result in reduced sales of our solutions, inventory write-offs, reputational damage, penalties and other sanctions, any of which could harm our business and financial condition. We also expect that our solutions will be affected by new environmental laws and regulations on an ongoing basis. To date, our expenditures for environmental compliance have not had a material impact on our results of operations or cash flows, and although we cannot predict the future impact of such laws or regulations, they will likely result in additional costs and may increase penalties associated with violations or require us to change the content of our solutions or how they are manufactured, which could have a material adverse effect on our business, operating results and financial condition.

New regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our appliances.

As a public company, we are subject to new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our appliances contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solutions. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials.

Risks Related to Ownership of Our Common Stock

Our share price has been and may continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased your stock.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	litigation or investigations involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	the expiration of market stand-offs or contractual lock-up agreements;

•	sales of large blocks of our stock; or

•	major changes in our board of directors or management or departures of key personnel.

In addition, if the market for technology stocks, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business, and this could have a material adverse effect on our business, operating results and financial condition.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly.

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. There were 50,850,602 shares of common stock outstanding as of November 30, 2013. Of these outstanding shares, all 4,761,000 shares of our common stock sold in our IPO are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act.

Our directors, officers and holders of substantially all of our capital stock and securities convertible into capital stock are subject to a 180-day market stand-off or contractual lock-up agreements that prevent them from selling their shares prior to May 5, 2014. Morgan Stanley & Co. LLC. may, in its sole discretion, permit shares subject to the lock-up to be sold prior to its expiration.

After the market stand-offs and lock-up agreements pertaining to the IPO expire, all shares subject to such provisions and agreements will be eligible for sale in the public market subject to the provisions of Rule 144 or Rule 701, a substantial majority of which are held by executive officers, directors and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements.

In addition, we have filed a registration statement to register all shares subject to options outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

If securities analysts do not publish research or reports about our business, or if they downgrade our stock, the price of our stock could decline.

The trading market for our common stock could be influenced by any research and reports that securities or industry analysts publish about us or our business. Securities analysts have only recently commenced research coverage of our company. In the event securities analysts who cover our company downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volume to decline.

The concentration of ownership among our existing directors, executive officers and principal stockholders provides them, collectively, with substantial control over us, which could limit your ability to influence the outcome of key transactions, including a change of control.

Our directors, executive officers and each of our stockholders who own greater than 5% of our outstanding common stock and their affiliates, in the aggregate, own a substantial majority of the outstanding shares of our common stock. As a result, these stockholders, if acting together, are able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

However, for as long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will cease to be an “emerging growth company” upon the earliest of: (i) the end of our fiscal year 2019, (ii) the beginning of our first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We also expect that these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

We do not intend to pay dividends for the foreseeable future.

We anticipate that we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. In addition, our existing credit facility restricts and any future indebtedness may restrict our ability to pay dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. Investors seeking cash dividends should not purchase our common stock.

We have incurred and will continue to incur increased costs as a result of being a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, rules implemented by the SEC and the New York Stock Exchange require certain corporate governance practices by public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We also incur additional costs associated with our public company reporting requirements. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

Provisions in our certificate of incorporation and bylaws and under Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	provide that a state or federal court located within the State of Delaware will be the exclusive forum for any derivative action brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising under the Delaware General Corporation Law and certain other claims.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder for a period of three years following the date on which the stockholder became an “interested” stockholder and which may discourage, delay or prevent a change of control of our company.

The provisions of our amended and restated certificate of incorporation and amended and restated bylaws may frustrate or prevent attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. The provisions of our amended and restated certificate of incorporation and amended and restated bylaws or Delaware law may also have the effect of delaying or deterring a change in control, which could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Securities

During the three months ended November 30, 2013, we issued an aggregate of 210,254 shares of common stock that were not registered under the Securities Act to our employees pursuant to (i) the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $1.5 million, and (ii) the release of shares of common stock upon the vesting of restricted stock units. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

b) Use of Proceeds from Public Offering of Common Stock

On November 6, 2013, our registration statement on Form S-1 (File No. 333-191510) was declared effective by the U.S. Securities and Exchange Commission for our initial public offering pursuant to which we registered an aggregate of 4,761,000 shares of our common stock, including 621,000 shares of common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option, at the initial public offering price of $18.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C., Pacific Crest Securities LLC and JMP Securities LLC. The offering commenced as of November 7, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On November 12, 2013, we closed the sale of such shares, which resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions.

We held the proceeds received from our initial public offering as cash, cash equivalent and marketable securities and intend to continue to invest the funds in short-term marketable securities, including U.S. government, government agency and corporate debt securities. There has been no material change in the planned use of proceeds from our initial public offering as described in our prospectus filed with the U.S. Securities and Exchange Commission on November 6, 2013 pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRACUDA NETWORKS, INC.

Date: January 10, 2014	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: January 10, 2014	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of registrant dated November 12, 2013

3.2	Amended and Restated Bylaws of registrant

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.