Form 10-K
period 2014-02-28
BARRACUDA NETWORKS INC
filed 2014-04-30
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-36162

BARRACUDA NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-0380411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3175 S. Winchester Blvd.

Campbell, California 95008

(408) 342-5400

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant on November 6, 2013, based on the closing price of $21.55 for shares of the registrant’s common stock as reported by the New York Stock Exchange, was approximately $157.5 million. The registrant has elected to use November 6, 2013 as the calculation date, which was the initial trading date of the registrant’s common stock on the New York Stock Exchange, because on August 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the registrant was a privately-held company. Shares of common stock held by each executive officer, director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock outstanding, as of March 31, 2014, was 51,052,959.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2014. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 28, 2014.

EMERGING GROWTH COMPANY

We are an “emerging growth company” as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, the registrant has elected to comply with certain reduced public company reporting requirements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and storage solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements and determining option exercise prices; and

•	the future trading prices of our common stock.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the SEC as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless expressly indicated or the context requires otherwise, the terms “Barracuda,” “company,” “we,” “us” and “our” in this document refer to Barracuda Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Barracuda” may also refer to our products, regardless of the manner in which they are accessed.

PART I

Item 1. Business

Overview

Barracuda designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions, and responses to customer inquiries. This model has enabled us to be highly scalable in reaching a large number of potential customers. Since inception, we have sold our solutions to more than 150,000 customers located in more than 100 countries.

Our security and storage solutions are connected to our cloud services which enable continuous software updates, offsite redundancy and distributed capacity, and are offered on a subscription basis. Our solutions are delivered as cloud-connected appliances and virtual appliances, as well as cloud-only solutions. Our security solutions are designed to protect and optimize the performance of the most critical points within our customers’ IT infrastructures, including email servers, web applications, data centers and core networks. Our storage solutions are designed to backup and archive business-critical data and make such data accessible for purposes such as compliance, disaster recovery and business intelligence. Our storage solutions also allow users to securely and quickly access, share, synchronize and sign files from Internet-connected devices. Our solutions can be managed centrally in any size or type of deployment through integrated, easy-to-use web interfaces that support configuration, monitoring and reporting.

We design our solutions specifically for IT professionals in resource-constrained environments who seek to benefit from current and emerging trends in information technology such as the rapid growth in cloud computing, adoption of virtualization, proliferation of mobile devices and the associated explosion of data. Our customers work in all types of organizations, from mid-market businesses, governments and educational institutions, to departments or divisions within Fortune 2000 enterprises.

We nurture a culture that delivers value through simplicity to optimize our customers’ experiences. From the design of our solutions to our sales processes, customer support, manufacturing and delivery, we strive to make our solutions easy to purchase, install, maintain and update. We believe that Barracuda has become a highly visible and recognizable brand as a trusted IT partner. We design our solutions to be easy to use and to deploy without the need for special expertise or external support from IT specialists and also to provide powerful capabilities that can be optimized to meet the requirements of resource-constrained environments. We employ a high-velocity sales model that incorporates a 30-day right to return, real-time order fulfillment and a simple, low-cost entry point to make our customers’ purchase decisions and deployments seamless, easy and efficient. Through our recurring subscription services, we provide our customers with up-to-date features, functionality and real-time security protection, eliminating the need for costly upgrades or additional software purchases. We answer our phones live 24x7x365, and endeavor to treat every customer call with the same high priority. Central to our culture is a focus on the long-term customer experience, including an ongoing dialogue with our customers to enhance our features and solutions. Our development and fulfillment processes rapidly deliver new services and functionality to our customers, enabling them to improve their time to value and return on technology investment through the low total cost of ownership, easy integration and accelerated deployment of our security and storage solutions.

Industry Background

Modern IT Trends Offer Attractive Benefits to All Organizations

Organizations are looking to take advantage of important technology trends, particularly the rapid growth of cloud computing, proliferation of mobile devices, widespread use of web applications like Facebook, LinkedIn,

Twitter and YouTube and increased adoption of virtualization and software defined networking (“SDN”). These advanced technology trends can be exploited by organizations to gain significant competitive advantages and to support core business operations, enable dramatic efficiency gains and open up new go-to-market channels and revenue opportunities.

The Confluence of IT Trends Creates a Set of Obstacles that IT Professionals Must Address

IT trends are significantly changing the way that IT infrastructures are designed, deployed and secured, creating a complex rapidly evolving set of challenges that need to be addressed by IT professionals.

•	Escalating Security Threat Environment. Organizations face security threats from a variety of attackers, including state-sponsored, profit-motivated, automated and internal attackers. These attacks can result in organizational disruption, as well as the theft of sensitive information such as credit card information, and can cause financial and reputational damage. These threats are exacerbated further as customers migrate their applications to public and private clouds. Organizations of all sizes are being forced to reexamine their security risks and technology investments as threats evolve and increase in number, complexity, variety and severity.

•	Productivity and Security Challenges Posed by Web Applications. Organizations can benefit greatly from popular web applications, such as Facebook, LinkedIn, Twitter and YouTube, which enable new channels to communicate and collaborate with customers and business partners, as well as a means to market their products and recruit employees. While many of these applications can benefit the business, they can introduce significant security vulnerabilities as well as inappropriate and unproductive activities in the workplace. In order to take advantage of these benefits, organizations need to safely enable the use of these applications within a secure infrastructure, such that only the right individuals are using the right set of applications for their business functions.

•	Explosion of Data and Increased Storage Consumption. Organizations and employees are increasingly dependent on the availability of this information at all times. As a result, organizations cannot afford to lose access to business critical data and need a cost effective and scalable way to ensure that their data is being stored safely and can be recovered rapidly.

•	Constrained IT Budgets. Macroeconomic conditions have kept IT budgets under significant pressure, and, despite recent innovations in the industry, security and storage infrastructures increasingly require greater investments to implement, run and manage. As a result, there is a need for security and storage environments to become vastly more efficient against the backdrop of constrained IT budgets.

Organizations Need a New Approach to IT in Resource-Constrained Environments

Rapidly changing dynamics in today’s IT landscape are forcing organizations of all sizes to evolve their IT strategies. Fortune 500 companies are better positioned to address these challenges as they typically have core IT departments that can comprise a significant number of highly skilled and specialized computer scientists and engineers, as well as IT budgets that can be in the billions of dollars. We believe that there are millions of underserved organizations without these resources. These organizations include small and mid-market businesses, governments, educational institutions and departments or divisions within Fortune 2000 enterprises. IT professionals within these organizations seek powerful yet easy-to-use solutions to address the challenges posed by these trends.

We believe most traditional software and hardware vendors have designed their products and business operations to cater primarily to the largest companies. These solutions typically fail to meet the needs of millions of resource-constrained organizations in several key ways:

•

Complex to Deploy and Use. Traditional IT solutions often are difficult to install, require significant configuration and necessitate specialized services and technical support to get the systems up and running. These solutions often take months to implement and require highly trained IT staff to manage and maintain. Moreover, traditional IT solutions often provide a wide variety of features that meet the specific needs of the largest, most sophisticated customers but are of little-to-no use to the vast majority of customers.

•	Marketing Optimized for Large Organizations. Traditional IT solution vendors tend to focus marketing efforts primarily on high-touch, senior level interactions with a smaller number of large customers. As a result, IT professionals within resource-constrained organizations are frequently challenged to work effectively with these vendors to discern the products they require to solve their problems.

•	Lengthy, High-Touch Sales Cycle. Because of the complexity and expense related to the purchase of traditional IT solutions, traditional vendors usually use high-touch direct sales models, typically to larger customers, in order to sell their products. As a result, the complexity of traditional IT solutions and the requirement for customers to tailor traditional IT solutions to their needs lead to longer sales cycles, prolonging the period of time before customers can solve their problems. These sales-related expenses typically are passed on to their customers through product prices.

•	Lengthy Manufacturing and Fulfillment. Solutions from traditional IT vendors often have long delivery and installation times. In addition, vendors periodically experience delivery delays due to the inability of their supply chain to meet quality and delivery requirements consistently. The risk of these delays can be greater where custom or semi-custom components and configurations are involved. Due to their size, traditional IT solution vendors also need to manage a high degree of operational complexity and spend a significant amount of effort rationalizing these processes to improve their profitability, manage inventory and better match demand and supply. All of these factors result in additional costs, which these traditional vendors may pass on to their customers through product prices.

•	Lack of Investment Protection. To meet increasing performance and solution requirements, customers often are forced to perform “forklift” system upgrades or purchase new software licenses. A “forklift” upgrade is a system upgrade in which large parts of existing infrastructure must be removed and replaced with new infrastructure. These upgrades often require significant expenditures on contracted professional services and additional IT staff commitments, and the processes of installing and configuring new systems, and migrating users and data to them, can result in business disruptions.

•	Inadequate Customer Support. Traditional IT solution vendors often rely on heavily on self-service telephone support and outsourced customer support located in remote geographies. This approach can lead to an inadequate and frustrating customer support experience and lengthy time to resolution.

Our Business Model

Since our founding, we have designed our solutions, established our culture and built our core business model to cater specifically to the needs of IT professionals in resource-constrained environments. We provide powerful yet easy-to-use security and storage solutions. These solutions are delivered in the form of cloud-connected appliances and virtual appliances, as well as cloud-only solutions, that help our customers address security threats, improve the performance of their networks and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, delivery and deployment of our solutions, and responses to customer inquiries. We maintain control of the value chain across our solutions, marketing efforts, sales processes, manufacturing, delivery and customer support. This integrated model enables us to tailor the customer experience to deliver powerful yet easy-to-use security and storage solutions and high-value, recurring subscriptions to IT professionals in the way that works best for their organizations.

Key elements of our business model include:

•	Powerful, Easy-to-Use Cloud-Connected Solutions. Our solutions are purpose-built to be easy to use and to deploy without the need for special expertise or external support from IT specialists. Our solutions also are designed to provide full-featured functionality to address the most common IT challenges. We believe that whether a solution is an entry-level or company-wide deployment, it should provide powerful functionality and be easy to use. We have a continuous feedback loop with our customers, which gives us better insight into their needs and enables us to develop solutions that address our customers’ most important needs.

•	Trusted Brand and Innovative Marketing. We believe partners and customers alike have come to rely on Barracuda as a trusted IT partner. We invest in brand development efforts to help solidify our position as a go-to provider of powerful yet easy-to-use security and storage solutions. The principal focus of our marketing programs is to reach IT professionals within resource-constrained organizations and elevate their awareness of our comprehensive portfolio of security and storage solutions. As a result of our strong investment in brand and differentiated ways to reach the customer at key decision points, we believe we have developed strong brand awareness.

•	High-Velocity Sales. With our global partner network of more than 5,000 distributors and value added resellers, we offer straightforward, competitive pricing, making our solutions easier to purchase. Our inside sales force uses a disciplined approach to quickly and efficiently convert leads into paying customers. Our solutions and sales specialists work closely with IT professionals to answer questions and guide prospective customers to participate in our 30-day right to return. Customers typically receive our solutions and can deploy and begin to realize value within 24 hours. We believe that our “product often sells itself” based on its breadth of functionality, ease of use and simple pricing.

•	Efficient Manufacturing and Fulfillment. We manage our operations through customized, streamlined processes, using our backend logistics software system that enables efficient manufacturing and physical and digital distribution of our solutions. We have developed, manufactured and fulfilled our solutions primarily from our Silicon Valley locations for over 10 years. Together, this gives us the speed and agility to facilitate quick and precise responses to customer needs.

•	High-Value, Recurring Subscriptions. Our recurring subscription services provide our customers with up-to-date features, functionality and real-time security protection, as well as eliminate the need for future “forklift” system upgrades or additional software purchases. Customers who purchase Barracuda Energize Updates subscriptions receive the benefits of all of the new software capabilities our engineering team develops, and furthermore, customers who purchase Instant Replacement subscriptions also receive new appliances every four years. We believe this investment protection is an important differentiator in how we deliver value to our customers.

•	Proactive, Live, “Insourced” Customer Support. We provide our customers with high-quality, proactive customer support, including remote support, preventative diagnostics and a direct line to Barracuda support technicians available 24x7x365—with no phone trees—to answer customer calls and quickly and efficiently respond to their needs. Our support employees are strategically located close to our customers in geographies across the world. Our support also provides an important feedback loop, which enables us to continuously improve our solutions to better meet our customers’ needs.

By offering a portfolio of solutions that includes cloud-connected appliances and virtual appliances, as well as cloud-only solutions, we are able to engineer functionality optimally to align with, and take advantage of, the benefits of each form factor. This alignment increases overall value for our customers through more integrated solutions, and for our business through lower infrastructure and fewer materials costs. Our high-velocity sales model enables faster adoption of our solutions by customers and benefits our business by enabling us to improve our return on investment in sales and marketing. Our efficient manufacturing and fulfillment enables fast delivery of our solutions to customers and benefits our business through our ability to maintain low inventory levels and minimal overhead expenses. Our customer support proactively resolves customer issues and, we believe, results in higher renewal rates and new cross-sell opportunities for us. Our subscription model provides our customers with continuous and transparent access to the latest functionality enhancements and a highly visible, recurring revenue stream for our business.

Our Competitive Strengths

We believe we have a number of competitive advantages that will enable us to maintain and extend our leadership position including:

•	Vertically-Integrated Approach. With our vertically-integrated approach, we control the value chain across our solutions, including product design and functionality, marketing efforts, sales processes, manufacturing, delivery and customer support. This enables us to tailor the customer experience to deliver powerful yet easy-to-use security and storage solutions to organizations in the way that works best for IT professionals in resource-constrained environments.

•	Hybrid, Cloud-Connected Solution Design. Our hybrid solutions consist of cloud-connected appliances and virtual appliances, as well as cloud-only solutions, that deliver security and storage capabilities out-of-the-box. By offering a portfolio of solutions and multiple deployment options, we are able to engineer functionality optimally to align with, and take advantage of, the benefits of each form factor, thereby increasing overall value for our customers.

•	Large, Engaged Customer Base. We have gained a strong foothold in our markets and, since inception, we have sold our solutions to more than 150,000 customers worldwide. Our broad customer base and solution portfolio provide us with a platform from which we can cross-sell solutions to our existing customers. We strive to maintain close contact with our customers so that we can tailor our solutions enhancements to better meet our customers’ needs and fuel our innovation cycle based on their feedback.

•	Leadership and Dedicated Focus. Since our founding, we have focused on identifying common pain points and designing differentiated solutions to simplify complex IT problems for resource-constrained organizations. We have demonstrated our ability to execute our innovative business model successfully and establish a leadership position across multiple markets, starting with the markets for email security and web security and more recently in the market for backup.

•	Innovative Technology and Intellectual Property. We continue to invest in research and development to ensure our solutions are powerful yet easy to use. We also operate Barracuda Central, our security intelligence center, to monitor and block the latest Internet threats.

•	Strong Brand. We have built our brand with IT professionals in mind and our brand is at the core of our business model. We believe Barracuda is widely recognized as a trusted IT partner who combines leading technology solutions with highly responsive customer service in order to simplify IT for IT professionals.

Our Strategy

Our goal is to maintain and extend our leadership position as a global provider of solutions that simplify complex IT problems for IT professionals in resource-constrained organizations. Key elements of our growth strategy include:

•	Increase Sales to New Customers. We believe there is a significant opportunity for us to simplify the complex IT challenges for millions of businesses that have resource-constrained IT environments. We plan to continue to engage with IT professionals through our differentiated business model in order to expand our customer base. We will continue to invest in our brand and marketing efforts to introduce new customers to our broad portfolio of security and storage solutions.

•	Increase Our Solution and Deployment Footprint within Our Existing Customer Base. We believe that many customers would prefer to purchase IT solutions from fewer vendors. In addition to our initial solution sales to customers, our customers often come back to us when they need to expand into other IT solutions. We believe this cycle produces significant lifetime value in a customer. We plan to pursue cross-sell opportunities with our diverse, worldwide customer base, especially as they look to consolidate IT suppliers to reduce overall IT spending.

•	Apply Our Business Model to New Technologies and Markets. We intend to focus on developing and acquiring technologies that fit within our business model and can address the needs of IT professionals. When we consider developing a new technology or acquiring a company, we evaluate each opportunity in a disciplined fashion to confirm that the new solutions can be optimized for IT professionals, produced simply, deployed easily and offered as a subscription service.

•	Expand and Optimize Our Worldwide Channel and Partner Network. We believe our worldwide channel and partner networks provide us with significant operating leverage. We currently have more than 5,000 distributors and value added resellers across the globe. We intend to continue driving operating leverage by expanding our distributor and value added reseller network, especially in international regions where we can benefit from the local expertise of our partners.

Our Solution Portfolio

Our portfolio of purpose-built solutions includes cloud-connected appliances and virtual appliances, as well as cloud-only solutions. Our appliances consist of devices that are pre-installed with our proprietary software, while our virtual appliances provide the same features in a software-only offering. Our cloud-only solutions are designed for customers who cannot or do not wish to deploy additional on-premises infrastructure. Our appliances and virtual appliances leverage our cloud service to deliver a hybrid cloud-connected solution to our customers. These hybrid solutions enable us to optimize usage of on-premises hardware required while simultaneously leveraging the scalability of the cloud.

Security

Our security offerings help protect our customers against threats which propagate over the Internet. They also help ensure that business applications and the networks they run on are performing with optimal efficiency and reliability.

Email Security. The Barracuda Spam & Virus Firewall includes spam and virus blocking, denial-of-service prevention, email continuity, encryption and policy management features. With the included Cloud Protection Layer (“CPL”), Barracuda Spam & Virus Firewall customers can route their email through the Barracuda cloud performing advanced malware detection and pre-filtering to keep threats off their premises, reduce incoming connections to their network and spool mail in the event their sites become unavailable. Once delivered to the premises, inbound messages pass through up to 12 layers of security and custom policies before being delivered to the user. Outbound messages are filtered to prevent sensitive data such as credit card information from leaving the organization and to prevent spam or viruses from emanating from customer networks. The cloud-based Barracuda Email Security Service provides the same functionality as the Barracuda Spam & Virus Firewall and is designed for customers who host their own email but wish to fully offload their email security to a cloud service.

Web Security. The Barracuda Web Filter integrates several technologies for setting and enforcing granular web filtering policies to protect users from rapidly evolving web-based threats and to increase productivity and optimize bandwidth. The Barracuda Web Filter blocks user access to known malicious websites, scans web downloads for malware, enables granular enforcement based on existing user and group authentication, and provides comprehensive web usage visibility through intuitive dashboards. Our solutions protect networks and users against spyware, viruses and adware, using definitions that are updated continually through Barracuda Central. They also help monitor and regulate activity with web-based applications including Facebook, LinkedIn, Twitter and YouTube, and provide clear visibility into web activity. By integrating the Barracuda Web Filter with the Barracuda Message Archiver, organizations also can index and archive captured social media correspondences. The cloud-based Barracuda Web Security Service is designed to deliver web security and policy enforcement in highly distributed network environments. Both the Barracuda Web Filter and the Barracuda Web Security Service can filter activity from off-network or mobile users through the Barracuda Web Security Agent for Windows and Mac computers, through the Barracuda Safe Browser for iOS supporting iPhone and iPad, or through any other supported means of directing web traffic to the Barracuda Web Security Service.

Next-Generation Firewall. Our next-generation firewall solutions offer Layer 7 application visibility and add user-identity awareness to safely enable access policies for specific users and user groups. They are designed for IT administrators seeking to re-establish control of networks made chaotic and vulnerable by evasive web applications such as social media sites and by remote control or file sharing applications that can open backdoors into organizations’ networks. Our next-generation firewall solutions integrate network firewall, intrusion prevention (“IPS”), VPN and Layer 7 Application control, with options for additional components such as web security. The Barracuda Firewall is delivered as a hybrid appliance and can be managed locally through a familiar web interface or from the cloud. The Barracuda NG Firewall is designed for large distributed organizations, and includes a centralized management system to simplify deployment, configuration and management across multiple units and locations.

Application Security. The Barracuda Web Application Firewall protects web servers from data breaches and downtime by intercepting sophisticated application-layer attacks, such as SQL Injection, cross-site scripting, or XSS, session hijacking and application-layer distributed denial of service (“DDoS”). The Barracuda Web Application Firewall is designed to proxy all incoming web traffic to block attacks and insulate the web servers. The Barracuda Web Application Firewall also proxies outbound traffic to prevent loss of sensitive data such as social security numbers. It is available for use in virtual data centers, including public cloud-shared data centers such as Microsoft Azure and Amazon Web Services.

Application Delivery Controllers. The Barracuda Load Balancer ADC optimizes application performance, availability and security. The Barracuda Load Balancer ADC is an integrated platform that distributes network traffic across multiple servers using advanced Layer 4 and Layer 7 load balancing techniques or even across multiple data centers using global server load balancing (“GSLB”), content caching, data compression and connection pooling to offload computing functions from backend servers and improve application response time. Advanced features for application optimization and integrated security are designed to protect customers from malicious data, application-layer attacks and DDoS attacks before they reach internal servers.

Remote Access. The Barracuda SSL VPN provides remote users with secure access to internal network resources from any web browser while providing the security needed to protect internal systems from unauthorized access, viruses and other malware.

Storage

Our storage solutions provide a data protection portfolio for archive, backup and cloud storage.

Backup. Barracuda Backup is an end-to-end solution that simplifies the backup process and enables secure offsite replication to other Barracuda Backup appliances and to the Barracuda storage cloud. Barracuda Backup uses advanced deduplication technology to reduce the amount of backup data stored. Our LiveBoot technology enables virtual appliances to be run directly from the backup for disaster recovery purposes, from either the local appliance or the cloud, without the overhead associated with restoring backup images to their original format. Barracuda Backup provides a single solution for both hardware and virtual server applications and the hybrid appliance model allows for easy data replication and fast local recovery. Barracuda Backup is available as a physical appliance with our cloud storage service for replication and includes software required for native application backups for popular applications, such as Microsoft Exchange and Microsoft SQL Server, as well as backup over industry standard network file sharing protocols.

Archival. Email archiving requires a different solution from a typical backup because it requires the storage of all messages rather than just specific snapshots in time. The Barracuda Message Archiver substantially reduces archive sizes by eliminating duplicate messages, storing only one instance of each message attachment, and then compressing the stored data. In addition, customers can use the Barracuda Message Archiver to significantly reduce mail database sizes by reducing email retention policies on their active mail servers and by stubbing attachments, removing them from the mail server and creating references to the archived copies. The Barracuda Message Archiver also provides easy end user access to archived mails through a web interface, Outlook Add-In and mobile applications for both Apple iOS and Android devices.

Cloud Storage. Copy is our cloud-based file storage platform that allows our customers to securely access, share and sync files of any size from any device. Copy works across Windows, Mac OS X and Linux computers and offers mobile device support for Apple iOS and Android. Shared files and folders can be sent to anyone either publicly or privately and accessed from any location or device. Copy also allows users to share files privately using Copy’s built-in identity verification. Copy also includes user and group management and added controls for proprietary company data.

Cloud eSignature. SignNow is a leading mobile eSignature application. Businesses globally use the SignNow platform to electronically sign documents from Internet connected devices, reducing the need to print, fax or ship documents. Customers also can centralize contract archives with SignNow, gaining control over document signing workflow, auditing and tracking.

Technology Architecture

Our technology architecture for both our security and storage solutions consists of several common foundational components. We utilize a common architecture so that improvements of those components benefit our solutions, reducing development time.

Key common foundational components of our architecture include:

Common Core and Secure Platform

We use a proprietary operating system, built on the Linux open source kernel, that provides security and stability to protect the solutions that secure customers’ networks. The secure platform also provides foundational services that may include:

•	web and application servers that enable our user interface and application programming interfaces (“APIs”);

•	infrastructure interoperability services, such as Kerberos and Active Directory;

•	hardware abstraction layers that allow our solutions to scale from entry-level to high-capacity systems and to rapidly respond to changes in supply chain availability;

•	auto-provisioned database systems that support many of the management features and applications; and

•	common logging, notification and reporting services.

Continuous Updates and Real-Time Protection

Our security and storage applications are built to provide ongoing value as the technology and security landscape evolves. Through continuous updates via Barracuda Energize Updates and Barracuda Real-time Protection, our solutions are able to continuously receive up-to-date databases and agents including:

•	information that allows us to identify spam, viruses, spyware and other Layer 7 attacks by several means, including the content, behavior and source of the data;

•	web category and application databases;

•	information about the latest document types to properly identify text/content for indexing and searching;

•	detailed formats of social media web requests that allow us to provide data loss prevention (“DLP”), and archival services;

•	backup agents for the latest versions of the newest desktop and server software; and

•	policy definitions for enforcement of content policies, including social security number and credit card patterns.

Shared Software Components

Many of our solutions share our proprietary software modules that are core to our business. This approach enables us to benefit from significant time and cost savings from rapid integration of our library of shared software components. For example, our antivirus technology is integrated into many solutions we have developed or acquired. Other examples include:

•	powerful and versatile proxy servers for web (HTTP forward and reverse), email (SMTP) and domain name services;

•	high performance packet processing and flow tracking that allows identification of users and applications for security policy, prioritization and adaptive routing;

•	content indexing and search capabilities; and

•	agents for endpoints such as desktops, servers and mobile devices.

Shared Cloud Services

By creating our own cloud services, we are able to deliver the benefits of a cloud delivery model while maintaining a small footprint in our customers’ networks. Our appliances and virtual appliances communicate with our cloud services so that we can deliver new features without significantly increasing the requirements of the infrastructure installed in a customer’s network. This allows us to continue delivering features in a constantly evolving environment without the potential customer satisfaction issues that arise with frequent hardware updates.

Our cloud services are used by our cloud-only and hybrid cloud-connected appliances, which allows us to rapidly develop new solutions and features. For example:

•	Our email content inspection service is used by both the Barracuda Email Security Service and the CPL included with the Barracuda Spam & Virus Firewall appliances and virtual appliances deployed on the customer premises.

•	Our cloud web categorization service is used by the Barracuda Web Security Service, the Barracuda Web Filter, the Barracuda Firewall and the Barracuda NG Firewall.

•	Our deduplicated file storage service, developed originally for the Barracuda Backup Server, also is used by the Barracuda Email Security Service and Copy.

Common Management Layer

We have invested significant resources into developing an architecture that allows for centralized solution management. Our solutions are designed with common user interfaces and provide central control across different solutions. They also enable control over solutions dispersed across multiple geographies by relying on a cloud service where security functionality is distributed but centralized control is desired. This capability enables administrators to control and enforce policies once and apply them across multiple distributed locations. The management layer allows a global view of many devices so that they can have the latest firmware, definitions and security policies.

Where appropriate, we employ a multi-tenant architecture which allows us to serve multiple customers while securely segregating their data. The platform includes intelligent route-optimization technology that dynamically routes customer traffic quickly and effectively.

Our core management technologies also include:

•	high availability and clustering software that allows a group of systems to be managed through a single configuration interface and allows the remaining systems to continue processing for any system that might become unavailable or fail;

•	support tools that allows for rapid access and troubleshooting tools; and

•	an update infrastructure for delivering new versions of our firmware, as well as the definitions and databases to ensure that the systems are up to date.

Barracuda Central

Barracuda Central is our centralized and automated security intelligence center that enables continuous threat detection and monitoring. Data collected and aggregated at Barracuda Central is analyzed and used to create definitions for continuous automatic Barracuda Energize Updates for our solutions. Barracuda Central is comprised of four primary layers.

Internal and External Data Feeds

We receive data from four primary sources:

•	The Barracuda global data feed receives metadata for nearly half a billion messages every day that pass through our networks from the appliances deployed in our subscribers’ networks. We also receive the metadata for over 700 billion web requests per day.

•	Barracuda Labs analyzes new threats and develops innovative security approaches. Barracuda Labs is focused on emerging threats such as social network, mobile and web-based exploits and other forms of modern malware attacks, and develops advanced detection techniques to deliver threat intelligence.

•	Subscribers, their end-users, and users of our free reputation services submit feedback on categorization, false-negatives and false-positives through various means. These means include email, web forms, user interfaces on our appliances/services, and agents such as email add-ins.

•	Via third-party and community data sharing, we are able to augment our accuracy while simultaneously giving back to the community.

Automated and Manual Analysis

Through many automated and manual processes, the incoming data is analyzed and used to generate new threat definitions and new algorithms to continuously increase the effectiveness of our solutions.

•	Our security engineering team develops algorithms and mitigation techniques that are deployed into our Barracuda compute cloud in order to increase effectiveness. We also develop corresponding algorithms and mitigation techniques that are delivered to the appliances or cloud services for local processing.

•	Our Barracuda compute cloud processes the data feeds and is designed to automatically identify the vast majority of threats. As these threats are identified, they are added to the appropriate databases for delivery via Barracuda Energize Updates and for availability through real-time queries to Barracuda Real-time Protection.

•	Our security operations team monitors the data feeds and tunes the algorithms in the Barracuda compute cloud. Our security operations team also works with our security engineering team to identify new algorithms that allow more threats to be automatically identified.

Continuous Updates and Real-time Protection

•	Once threats are identified and definitions are created, the definitions are delivered securely to the appliances, virtual appliances and cloud services via Barracuda Energize Updates. Some of these definitions are updated many times over every hour and allow for fast local processing and offline operation.

•	To reduce latency, size and performance impact of delivered definitions, we provide Barracuda Real-time Protection. Barracuda Real-time Protection consists of a set of protocols and services which allows appliances, virtual appliances and cloud services to have access to up-to-the-second threat detection. Instead of waiting for a local database to be updated for the latest threat information, systems contact our central database and provide metadata about a message or web page in a request. Barracuda Real-time Protection often can determine the threat level immediately and, in response, instruct the requesting system to allow or deny processing.

Deployed Appliances, Virtual Appliances and Cloud Services

Our appliances, virtual appliances and cloud services use the data produced by Barracuda Central to block the latest threats. These systems automatically provide feedback and metadata back into the Barracuda Central data feeds enabling continued improvements to accuracy and performance.

Our Customers

We target customers across a wide range of industries, including education, government, financial services, healthcare, professional services, telecommunications, retail and manufacturing. Our revenue is diversified across our entire customer base. One distribution partner accounted for 18% and 13% of total revenue in fiscal 2014 and 2013, respectively. No single customer or distribution partner accounted for greater than 10% of total revenue in fiscal 2012. Sales to this distributor are subject to an agreement between the parties which provides for an initial term of one year, with automatic one year renewal terms and permits termination by either party with 90 days written notice prior to the termination date, restricts its sales to the United States and Canada and provides for net payment to us within 30 days of the date from the date of invoice. In addition, the agreement may terminate (i) at any time upon the mutual written agreement of the distributor and us, (ii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iii) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.

For fiscal 2014, 2013, and 2012, we generated 32%, 30% and 34% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

Sales and Marketing

Our sales and marketing approach is designed to be efficient for high volumes of transactions. Our marketing efforts focus on driving traffic to our websites and on generating high-quality sales leads. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration sales process.

Sales

We sell our appliances, services and software to our customers using sales personnel and our global network of more than 5,000 distribution partners and value added resellers in more than 100 countries. Our inside sales force is devoted to turning highly qualified leads into purchasers of our solutions. The substantial majority of our leads come from potential customers who have requested a free evaluation of our solutions, or from our existing customer base. As a result, our inside sales force typically calls potential buyers who already understand the value of our solutions and do not require a lengthy sales cycle. Our sales reach is augmented by our distributors and value added resellers to efficiently interact with our customer base for initial deployment and cross-selling additional solutions.

The Barracuda Networks Reseller Program is a global network of resellers offering our solutions, service and support to our customers. We believe that our solutions and innovative marketing, lead generation and training programs provide a significant opportunity for high-quality reseller and distributor partners. Our channel network leverages our channel partners’ industry, product and geographic knowledge and their customer reach to expand our customer base. Our relationship with our channel partners are generally governed by our standard, non-exclusive and non-transferable reseller agreement, which provides for the appointment of the channel partner in a specified territory and net payment to us from the channel partner within 30 days of the date from the date of invoice. Additionally, either party may terminate the agreement without cause upon 30 days prior written notice or immediately by giving notice to the other party if the other party is in breach of a material provision in the reseller agreement and fails to rectify such breach within 30 days of receiving such notice.

We implement our approach through a disciplined sales process that provides clear guidelines for our sales force, and we actively measure and manage our sales results. We offer our solutions using standardized contract terms, and we enable our customers to buy our solutions in a manner convenient to them.

Marketing

We use a variety of online marketing programs for lead generation, as well as more traditional direct marketing and indirect channel partner marketing programs to drive interest in our solutions. These efforts leverage the high level of use of Internet search engines through search engine marketing and optimization programs. Once we drive traffic to our websites, we have well-defined processes that allow us to automatically track visitors’ activities on our website, communicate with potential customers, encourage evaluations of our solutions and generate highly qualified leads to our sales organization.

Our marketing approach focuses on creating brand awareness, allowing us to build and maintain, through relevant web-based content and online communications, a substantial customer base and community, many of whom act as advocates for Barracuda. We employ an innovative approach to traditional visual marketing through the use of signs and billboards in key locations such as airports where target customers often travel. We also enhance brand recognition and marketing through the use of vehicles wrapped with highly-visible branding.

In addition, we attend industry trade shows and conferences, regularly communicate with industry analysts and solicit their feedback on our solutions and strategies and host webinars on current issues to create awareness of our brand and solutions.

Our Go-to-Market Strategy. We have successfully grown our business by using a go-to-market strategy that includes the following:

•	Low-Touch Sales Model. Our marketing efforts drive customers to fill out online forms in which they provide information about their business and specific IT needs. Our inside sales force is responsible for following up on these qualified leads from our partners and our website and working to turn potential customer interest into opportunities that our channel partners can fulfill. For example, based on the information a customer completes on one of our online forms, our inside sales force may call the customer and walk them through an online demo and connect them to a channel partner. In larger transactions our field sales team may become involved in a transaction to help a channel partner close an opportunity.

•	Global Partner Network. We leverage our channel network to augment our inside sales force, giving us access to a broader potential customer base than we would be able to access on our own. We believe this greatly expands our distribution leverage as many times our customers order through our partner network without the involvement of our sales team.

•	30-Day Right to Return. All new sales include a 30-day right to return. The risk-free nature of the transaction allows our customers to more quickly adopt Barracuda solutions and realize the value.

•	Renewals and Cross-Selling. As our existing customers grow, we may have opportunities to sell more advanced versions of our solutions as well as cross-sell adjacent solutions. We have a dedicated sales team that focuses exclusively on renewals. We employ training and marketing programs to assist our sales force and channel partners to better sell into our sizable customer base. Because of our robust solution portfolio, an existing customer provides us with multiple additional sales points as they look to consolidate suppliers while expanding their IT systems.

Customer Support

Barracuda Technical Support. Customer support is an essential element of our business model, and we are focused on the impact of support on our customers’ experience. We offer multiple support options. All calls are answered and managed by specially trained Barracuda support agents 24x7x365. Moreover, we do not use phone trees and every call is answered live and in time zone. We also offer multilingual support.

We hire our customer support agents specifically based on their customer service experience and orientation and then provide in-house training to help them build their knowledge base and skill set. Our agents are categorized in tiers based on their skills. Tier 1 agents handle initial setup, basic support and troubleshooting.

Tier 2 agents address detailed troubleshooting, analysis and support. Tier 3 agents address advanced issues, backend analysis and support. Finally, engineering support is available for any unresolved issues escalated to the development team. Agents of varying skill level sit together in groups in order to best serve our customers but also foster a collaborative environment in which our agents can learn and grow their skills.

We offer self-service support in the form of our online knowledge base, community forum and documentation portal. We also offer an online community forum, which offers information, updates and peer support. We also maintain a portal of technical documentation and whitepapers on our website.

Support Subscriptions. We provide a number of support subscriptions with our portfolio of solutions.

Barracuda Energize Updates. The required Barracuda Energize Updates subscription and virtual appliance subscriptions provide our customers with access to Barracuda Technical Support.

Instant Replacement. Instant Replacement provides replacement hardware with next business day shipping. Along with providing priority replacements in case of equipment failure, the Instant Replacement subscription also provides ongoing migration to the latest hardware platforms through the Barracuda Hardware Refresh Program, enabling customers to receive a new hardware unit every four years at no additional cost.

Premium Support. Barracuda Premium Support provides for a dedicated account manager and a team of technical engineers to provide fast resolution of high-priority support issues, helping to ensure continuous uptime. Premium Support is designed for organizations that cannot afford extended periods of downtime for their mission critical environments.

Manufacturing

We manufacture our appliances at our manufacturing facilities in Silicon Valley. By managing manufacturing locally and maintaining a highly flexible workforce, we are able to easily scale our manufacturing operations and react rapidly to customer needs. This enables us to support efficient, flexible, “just-in-time” manufacturing and key features of our business model such as real-time order fulfillment and our Instant Replacement program. Although we currently depend on a single source or a limited number of sources for certain components used in the manufacture of our appliances and are therefore subject to the risk of shortages in supply of these components, to date we have not experienced a significant delay in shipments. We generally use commodity hardware in our appliances, which is readily available from multiple sources, and we do not have any long-term supply agreements. Sourcing our materials from multiple suppliers enables us to fill orders with short lead-time and lower manufacturing costs.

Backlog

Appliances are shipped and billed shortly after receipt of an order. We do not believe that our appliance backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as we offer our customers a 30-day right of return. Additionally, the majority of our appliance revenue comes from orders that are received and shipped in the same quarter. Orders for subscriptions are billed shortly after receipt of an order and are included in deferred revenue. Timing of revenue recognition for subscriptions may vary depending on the contractual service period or when the services have commenced.

Research and Development

Our research and development efforts are focused on the development of new solutions, including software and cloud solutions, and the integration of additional features and capabilities into our existing solutions. Our product management and engineering teams have extensive security and storage expertise and work closely with customers to identify their current and future needs. The experience of our design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented.

We believe that innovation and timely development of new features and solutions is essential to meeting the needs of our customers and improving our competitive position. We test our solutions thoroughly to certify and ensure interoperability with third-party hardware and software products.

Our research and development expenses were $47.1 million, $35.2 million and $27.8 million in fiscal 2014, 2013 and 2012, respectively.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of February 28, 2014, we had 47 issued patents that expire between 2016 and 2033 and 51 patent applications pending in the United States. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations, and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain solutions or performing certain services, require us to expend time and money to develop non-infringing solutions, or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. In addition, if we become more successful, competitors may try to develop solutions and services that are similar to ours that may infringe our proprietary rights. Competitors or other third parties may also be more likely to claim that our solutions infringe their proprietary rights. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.

Competition

We operate in the intensely competitive security and storage markets that are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•	Independent network security, storage and application delivery vendors such as Blue Coat Systems, Inc., Check Point Software Technologies, Ltd., CommVault Systems, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Palo Alto Networks, Inc., Proofpoint, Inc. and Symantec Corporation that offer competing solutions.

•	Diversified IT suppliers such as Cisco, Dell Inc., Hewlett-Packard Company, the McAfee division of Intel Corporation (“Intel”) and International Business Machines, that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

In addition, we compete with companies that offer point solutions that compete with some of the features present in our platform. As our market grows, we believe it will attract more highly specialized vendors as well as larger vendors that may continue to acquire or bundle their solutions more effectively.

The principal competitive factors in our market include:

•	solution ease-of-use;

•	solution features, reliability, performance and effectiveness;

•	solution line breadth and applicability;

•	solution extensibility and ability to integrate with other technology infrastructures;

•	price and total cost of ownership;

•	proactive live technical support;

•	strength of sales and marketing efforts; and

•	brand awareness and reputation.

We believe we generally compete favorably on the basis of these factors. However, many of our competitors have substantially greater financial, technical and other resources; greater name recognition; stronger reputations and longer operating histories; larger sales and marketing budgets; broader distribution and established relationships with distribution partners and customers; lower labor and development costs; greater customer support resources; larger and more mature intellectual property portfolios; and greater resources to make acquisitions.

Employees

As of February 28, 2014, we had 1,122 full-time employees. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Available Information

We were incorporated in 2003 in the State of California under the name Barracuda Networks, Inc. and in 2004 reincorporated in the State of Delaware. Our principal executive offices are located at 3175 S. Winchester Blvd., Campbell, California 95008, and our telephone number is (408) 342-5400.

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The public may obtain these filings at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or by calling the Security and Exchange Commission (the “SEC”) at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Our company website is located at www.barracuda.com and our investor relations website is located at investors.barracuda.com/company/investor-relations. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K, and amendments to those reports may be obtained, free of charge, electronically through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our audit, compensation and nominating and corporate governance committee charters, corporate governance guidelines, code of business conduct and ethics and stockholder communications policy, is also available on our investor relations website. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline.

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

Our subscription revenue accounted for 69% of our total revenue for fiscal 2014. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods. We experienced net losses on a U.S. generally accepted accounting principles (“GAAP”) basis for fiscal 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. In fiscal 2013, we incurred substantial costs in connection with our CEO transition and other non-recurring charges. We also expect to continue to invest for future growth. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company.

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

Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	the timing and success of introductions of our new solutions;

•	changes in the growth rate of the security and storage markets;

•	changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the timing of orders from our customers;

•	the timing of our marketing expenditures;

•	the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the budgeting cycles and purchasing priorities of our customers;

•	the timing of payments of sales commissions, bonuses or performance earnouts;

•	the timing and potential provision of valuation allowances against our deferred tax assets;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation or warranty claims, including our current voluntary disclosures to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”) as described in greater detail below;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;

•	disruption in our supply chain and the availability of the components of our appliances;

•	levels of solution returns, particularly in connection with our 30-day right to return;

•	the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•	increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies.

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

The markets for security and storage solutions are intensely competitive and are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•	Independent network security, storage and application delivery vendors such as Blue Coat Systems, Inc., Check Point Software Technologies, Ltd., CommVault Systems, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Palo Alto Networks, Inc., Proofpoint, Inc. and Symantec Corporation that offer competing solutions.

•	Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, the McAfee division of Intel and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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

We continue to increase the breadth and scope of our offerings and, correspondingly, the breadth and scope of our operations. To support this growth, and to manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and our ability to manage headcount, capital and processes in an efficient manner. We have incurred, and will continue to incur, expenses as we invest in international operations and infrastructure such as the expansion of our sales and marketing presence in Asia-Pacific, the addition of higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally and investments in software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. In fiscal 2013, we made significant incremental investments in product development, corporate infrastructure and broadened distribution, including hiring a new chief executive officer and a number of other key executives across our organization, and we intend to continue to invest in development of our solutions, our infrastructure and sales and marketing. We have recognized, and are likely to continue to recognize, the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

The reviews of our voluntary disclosures by BIS and OFAC are still in process, and their reviews of our voluntary disclosures may continue for a period of time. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We cannot predict when BIS and OFAC will complete their reviews or make determinations regarding the imposition of possible penalties. We also cannot assure you that additional violations will not be discovered or that our policies and procedures will be effective to prevent future violations.

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

Sales outside of North America represented 27% of our total revenue for fiscal 2014. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, in fiscal 2014, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

As of February 28, 2014, we had 47 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of February 28, 2014, we had 51 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-

Oxley Act”). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

We are required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

We generate a portion of our revenues from our solutions because they help organizations achieve and maintain compliance with government regulations and industry standards. For example, many of our customers purchase our security and storage solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the “PCI Council”), which apply to companies that process or store credit card information. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact whether our solutions enable our customers to demonstrate, maintain or audit their compliance. If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to solutions offered by our competitors. In addition, if regulations and standards related to data security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In either case, our business, financial condition and operating results may suffer.

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

Our existing credit facility with Silicon Valley Bank (“SVB”) contains, and any future indebtedness would likely contain, a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our best interests. Our credit facility requires us to satisfy specified financial covenants. Our ability to meet those financial covenants can be affected by events beyond our control, and we may not be able to continue to meet those covenants. A breach of any of these covenants or the occurrence of other events specified in the credit facility could result in an event of default under the credit facility. Upon the occurrence of an event of default, SVB could elect to declare all amounts outstanding under the credit facility to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, SVB could proceed against the collateral granted to them to secure such indebtedness. We have pledged all of our assets, including our intellectual property, as collateral under the credit facility. If SVB accelerates the repayment of borrowings, if any, we may not have sufficient funds to repay our existing debt.

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

We are subject to various environmental laws and regulations including laws governing the hazardous material content of our solutions and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (the “RoHS Directive”) and the EU Waste Electrical and Electronic Equipment Directive (the “WEEE Directive”), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.

The RoHS Directive and the similar laws of other jurisdictions ban the use of certain hazardous materials such as lead, mercury and cadmium in the manufacture of electrical equipment, including our solutions. Currently, we and other manufacturers of our hardware appliances and major component part suppliers comply with the RoHS Directive requirements. However, if there are changes to this or other laws (or their interpretation) or if new similar laws are passed in other jurisdictions, we may be required to re-engineer our solutions to use components compatible with these regulations. This re-engineering and component substitution could result in additional costs to us or disrupt our operations or logistics.

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

Risks Related to Ownership of Our Common Stock

Our actual operating results may differ significantly from our guidance.

From time to time, we have released, and may continue to release guidance in our quarterly earnings conference call, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, has been and will be based on projections prepared by our management. These projections are not prepared with a view toward compliance with published guidelines of the American Institute of Certified Public Accountants, and neither our registered public accountants nor any other independent expert or outside party compiles or examines the projections. Accordingly, no such person expresses any opinion or any other form of assurance with respect to the projections.

Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We intend to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.

Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. We undertake no obligation to make revisions or publicly update our guidance in advance of actual results unless required by law. In light of the foregoing, investors are urged to consider all of the information we make publicly available in making an investment decision regarding our common stock and not rely solely upon our guidance.

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.

Our share price has been and may continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased your stock.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering (“IPO”) in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $41.30 through February 28, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of February 28, 2014, there were 51,045,196 shares of common stock outstanding. Of these outstanding shares, all 4,761,000 shares of our common stock sold in IPO are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

Our directors, officers and holders of substantially all of our capital stock and securities convertible into capital stock are subject to a 180-day market stand-off or contractual lock-up agreements that prevent them from selling their shares prior to May 5, 2014. Morgan Stanley & Co. LLC may, in its sole discretion, permit shares subject to the lock-up to be sold prior to its expiration.

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

In addition, we have filed a registration statement on Form S-8 to register all shares subject to options outstanding or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange (the “NYSE”) and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company,” as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, rules implemented by the SEC and the NYSE require certain corporate governance practices by public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. We also incur additional costs associated with our public company reporting requirements. These rules and regulations may also make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or as executive officers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices consist of approximately 61,400 square feet of office space that we own in Campbell, California. We also lease approximately 42,000 square feet of office space for research and development in Ann Arbor, Michigan and approximately 47,000 square feet of office space for manufacturing and customer support in San Jose, California, with leases that expire in October 31, 2017 and August 31, 2018, respectively. We have additional office locations throughout the United States and in various international locations.

We believe that our existing facilities are adequate and sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and grow our business, and we believe that additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

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

The reviews of our voluntary disclosures by BIS and OFAC are still in process, and their reviews of our voluntary disclosures may continue for a period of time. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. See the section titled “Risk Factors—We may be subject to fines or other penalties for potential past violations of U.S. export control and economic sanctions laws.”

Other

On August 13, 2013, Parallel Networks which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc., Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies, including Array Networks, Inc., Brocade Communications Systems, Inc., Citrix Systems, Inc., Riverbed Technology, Inc. and SAP AG. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

On April 23, 2014, Selene Communication Technologies filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Selene has asserted similar claims against other companies.

We may, from time to time, be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the NYSE under the symbol “CUDA” since November 6, 2013, the date of our IPO. The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE.

Fiscal 2014 Quarters:	High	Low
Third quarter (from November 6, 2013)	$23.80	$18.63
Fourth quarter	$41.30	$20.87

Holders of Record

As of March 31, 2014, there were 266 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

In October 2012, we completed a recapitalization of our capital stock (the “Recapitalization”) pursuant to a recapitalization agreement entered into with our founders and their affiliates and certain of our existing investors. As part of the Recapitalization, we declared $130.0 million of cash dividends. In December 2012, in lieu of dividends, we paid an aggregate of $1.4 million in bonus payments to our employees who held fully vested options to purchase our common stock at the time of the Recapitalization.

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Additionally, our ability to pay dividends on our common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our existing credit facility. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from November 6, 2013 through February 28, 2014. The graph assumes that $100 was invested on November 6, 2013 in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

In fiscal 2014, we granted stock options under our 2012 Equity Incentive Plan (the “2012 Plan”), to purchase 741,357 shares of our common stock to certain of our officers, directors, employees and consultants at exercise prices ranging from $12.87 to $34.69 per share and granted 167,583 restricted stock units under our 2012 Plan. During such period, we issued an aggregate of 276,804 shares of common stock that were not registered under the Securities Act pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $1.9 million. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

In November 2013, in connection with the completion of our IPO, all outstanding shares of our redeemable convertible preferred stock were automatically converted into 17,626,227 shares of common stock. The issuance of such shares was exempt from the registration requirements of the Securities Act in reliance on Section 3(a)(9) and Section 4(a)(2) of the Securities Act. We received no additional consideration for such automatic conversions.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Use of Proceeds

On November 6, 2013, our registration statement on Form S-1 (File No. 333-191510) was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 4,761,000 shares of our common stock, including 621,000 shares of common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option, at the IPO price of $18.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, William Blair & Company, L.L.C., Pacific Crest Securities LLC and JMP Securities LLC. The offering commenced as of November 7, 2013 and did not terminate before all of the securities registered in the registration statement were sold. On November 12, 2013, we closed the sale of such shares, which resulted in proceeds of $75.5 million, net of underwriting discounts and commissions and offering costs.

We held the proceeds received from our IPO as cash, cash equivalent and marketable securities and intend to continue to invest the funds in short-term marketable securities, including U.S. government, government agency and corporate debt securities. There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on November 6, 2013 pursuant to Rule 424(b).

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

The following selected historical financial data below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements, and the accompanying notes appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

The statements of operations data for fiscal 2014, 2013 and 2012 and the balance sheet data as of February 28, 2014 and 2013 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for fiscal 2011 and 2010 and the balance sheet data as of February 28/29, 2012, 2011 and 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended February 28/29,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Appliance	$71,914	$59,528	$43,258	$52,477	$55,965
Subscription	161,873	139,403	117,662	89,655	67,725

Total revenue	233,787	198,931	160,920	142,132	123,690
Cost of revenue (1)	53,768	45,088	34,966	31,972	25,315

Gross profit	180,019	153,843	125,954	110,160	98,375
Operating expenses:
Research and development (1)	47,142	35,167	27,824	23,979	19,691
Sales and marketing (1)	114,024	102,329	84,885	69,963	57,598
General and administrative (1)	29,856	28,777	14,428	13,021	12,104

Total operating expenses	191,022	166,273	127,137	106,963	89,393

Operating income (loss)	(11,003)	(12,430)	(1,183)	3,197	8,982
Other income (expense), net	51	(839)	476	282	1,067

Income (loss) before income taxes and non-controlling interest	(10,952)	(13,269)	(707)	3,479	10,049
Benefit (provision) for income taxes	6,565	5,084	453	(1,136)	(5,486)

Consolidated net income (loss)	(4,387)	(8,185)	(254)	2,343	4,563
Net loss attributable to non-controlling interest	761	794	859	620	1,165

Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605	$2,963	$5,728

Net income (loss) attributable to common stockholders	$(3,626)	$(9,203)	$466	$2,281	$4,393

Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.29)	$0.01	$0.07	$0.13

Diluted	$(0.10)	$(0.29)	$0.01	$0.07	$0.13

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	35,355	32,031	33,829	33,630	33,059
Diluted	35,355	32,031	45,355	44,980	44,354

(1)	Includes stock-based compensation expense as follows:

	Year Ended February 28/29,
	2014	2013	2012	2011	2010
	(in thousands)
Cost of revenue	$201	$146	$51	$84	$64
Research and development	2,374	2,059	766	848	597
Sales and marketing	2,067	1,182	527	627	514
General and administrative	6,195	5,400	527	417	327

	$10,837	$8,787	$1,871	$1,976	$1,502

	February 28/29,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$135,879	$31,645	$128,783	$100,187	$66,626
Working capital (deficit)	30,456	(67,797)	61,180	52,912	22,901
Total assets	350,056	212,248	283,899	218,655	173,591
Deferred revenue, current and non-current	313,157	261,243	217,209	160,699	122,882
Note payable, current and non-current	4,872	5,094	5,295	—	1,431
Redeemable convertible preferred stock	—	167,554	40,010	40,010	40,010
Common stock and additional paid-in capital	278,603	23,108	13,479	13,377	10,522
Total stockholders’ deficit	(5,655)	(259,620)	(7,583)	(4,984)	(10,682)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions—Barracuda Email Security Service, Barracuda Web Security Service and Barracuda Backup. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, have been 97%, 93% and 90% in fiscal 2014, 2013 and 2012, respectively.

The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, and continue to develop new solutions to promptly respond to our customers’ needs. Our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets, such as next generation firewall appliances and purpose-built backup appliances. Although the mix of solutions sold can vary from period to period, in recent periods we have experienced stronger growth in sales of storage and application security solutions. Our future success will depend in part on our ability to continue to expand our sales in these higher-growth segments. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

Furthermore, our business depends on the overall demand for security and storage solutions. Weak global economic conditions, particularly market and financial uncertainty and instability in the United States and Europe, or a reduction in security and storage solution spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways. Additionally, we face significant competition across all of our market segments, and must continue to execute across all functions and add qualified personnel to succeed in these markets.

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

Investment in Infrastructure. In order to support our operations, we have made and expect to continue to make substantial investments in our infrastructure in connection with enhancing and expanding our operations domestically and internationally. For example, we intend to continue to invest in our software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. We also expect to make additional investments in our infrastructure, which will result in increased general and administrative expenses. We believe that our investment in infrastructure will contribute to improvements in our operating results in the long-term; however, it will limit our available capital resources and impact profitability in the near-term.

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

Cross-sell Opportunity. The continued growth of our business partially depends on our ability to sell additional solutions to our existing customers. We define a solution as a distinct product line that we offer, such as Web Filter or Message Archiver. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality. At the end of fiscal 2014, we had approximately 27,400 multi-solution customers. Of these multi-solution customers, approximately 7,800 purchased three or more of our distinct solutions. At the end of fiscal 2013, we had approximately 21,800 multi-solution customers. Of these multi-solution customers, approximately 5,520 purchased three or more of our distinct solutions. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.

Key Metrics

We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational efficiencies. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

The following presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (in thousands, except active subscribers and percentages).

	Year Ended February 28/29,
	2014	2013	2012
Gross billings	$309,998	$264,225	$233,211
Year-over-year percentage increase	17%	13%	22%
Year-over-year percentage increase on a constant currency basis (1)	17%	17%	22%
Adjusted EBITDA	$52,906	$49,095	$55,251
Adjusted EBITDA as a percentage of total revenue	23%	25%	34%
Free cash flow	$39,412	$41,085	$35,416
Free cash flow as a percentage of total revenue	17%	21%	22%
Active subscribers at period end	205,421	179,952	156,976

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2013, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Year Ended February 28/29,
	2014	2013	2012
Total revenue	$233,787	$198,931	$160,920
Total deferred revenue, end of period	313,157	261,243	217,209
Less: total deferred revenue, beginning of period	(261,243)	(217,209)	(160,699)
Add: deferred revenue adjustments	24,297	21,260	15,781

Total change in deferred revenue and adjustments	76,211	65,294	72,291

Gross billings	$309,998	$264,225	$233,211

Year-over-year percentage increase	17%	13%	22%
Year-over-year percentage increase on a constant currency basis (1)	17%	17%	22%

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2013, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings increased 17% from fiscal 2013 to 2014 and 13% from fiscal 2012 to 2013. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention. The increase was also due to continued investment in sales and marketing, which resulted in additional lead generation opportunities and associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which includes other (income) expense, net, provision (benefit) for income taxes, acquisition and other non-recurring charges, stock-based compensation expense, amortization of intangible assets and depreciation expense. Because of our business model, where revenue from gross billings is recognized ratably over subsequent periods, substantially all of our gross billings increase deferred revenue. Therefore, we believe that adjusting net income (loss) for increases in deferred revenue and increases in the associated deferred costs provides another indication of profitability from our operations. We use adjusted EBITDA to measure our performance, prepare our budgets and establish metrics for variable compensation. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our core operating performance and to better measure our performance on a consistent basis from period to period.

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (in thousands, except percentages):

	Year Ended February 28/29,
	2014	2013	2012
Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605
Total deferred revenue, end of period	313,157	261,243	217,209
Less: total deferred revenue, beginning of period	(261,243)	(217,209)	(160,699)
Less: total deferred costs, end of period	(50,279)	(39,470)	(29,254)
Total deferred costs, beginning of period	39,470	29,254	18,324
Other (income) expense, net	(51)	839	(476)
Benefit for income taxes	(6,565)	(5,084)	(453)
Depreciation and amortization (1)	9,361	8,333	8,124
Stock-based compensation	10,837	8,787	1,871
Acquisition and other non-recurring charges (2)	1,845	9,793	—

Adjusted EBITDA	$52,906	$49,095	$55,251

Adjusted EBITDA as a percentage of total revenue	23%	25%	34%

(1)	Represents expenses for the amortization of intangible assets, which relate to purchased intangible assets associated with our acquisitions, and property and equipment, as well as certain losses on disposal of fixed assets.
(2)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for a description of charges.

Adjusted EBITDA decreased from $55.3 million in fiscal 2012 to $49.1 million in fiscal 2013 and increased to $52.9 million in fiscal 2014. The fluctuations in adjusted EBITDA from period to period were based primarily upon changes in gross billings and our investments in research and development. Our adjusted EBITDA increased from fiscal 2013 to fiscal 2014 as a result of the growth in gross billings. Our adjusted EBITDA in fiscal 2013 decreased due to increased investment in research and development and sales and marketing. Specifically, in fiscal 2013, research and development headcount increased by 28% compared to fiscal 2012, and sales and marketing headcount increased 25% compared to fiscal 2012.

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

The following table reconciles cash provided by operating activities to free cash flow (in thousands, except percentages):

	Year Ended February 28/29,
	2014	2013	2012
Cash provided by operating activities	$42,210	$39,375	$43,926
Less: purchases of property and equipment	(7,616)	(4,722)	(8,510)
Acquisition and other non-recurring charges (1)	4,818	6,432	—

Free cash flow	$39,412	$41,085	$35,416

Free cash flow as a percentage of total revenue	17%	21%	22%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for a description of charges.

Free cash flow increased from $35.4 million in fiscal 2012 to $41.1 million in fiscal 2013 and decreased to $39.4 million in fiscal 2014. The decrease in free cash flow in fiscal 2014 was driven primarily by greater capital expenditures to further expand our cloud storage infrastructure.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of fiscal 2014, 2013 and 2012, we had 205,421, 179,952 and 156,976 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to the increase in the renewal rate of our subscriptions, which has increased on a dollar basis to 97% in fiscal 2014 from 90% in fiscal 2012, as well as our ability to attract and retain new customers.

Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, gross billings, adjusted EBITDA and free cash flow are not substitutes for total revenue, net income (loss) and cash provided by operating activities, respectively. Second, other companies may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Finally, adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation and depreciation and amortization expense, which are recurring. Therefore adjusted EBITDA does not reflect the non-cash impact of stock-based compensation or working capital needs that will continue for the foreseeable future.

Acquisition and Other Non-Recurring Charges

In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to our CEO transition, export compliance, acquisitions and option holder bonuses as our “acquisition and other non-recurring charges” throughout this Annual Report on Form 10-K. These costs consist of the following:

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

Option holder bonuses. Option holder bonus costs include bonus payments made in lieu of dividends to employees who held fully vested options to acquire our common stock at the time of the Recapitalization. These costs impacted our research and development, sales and marketing and general and administrative expenses in our consolidated statements of operations.

Acquisition costs. Acquisition costs include legal expenses incurred in acquiring the remaining outstanding equity of phion AG as well as contingent consideration payments made under the terms of certain acquisition agreements. The phion AG related legal costs are classified as general and administrative expenses and the contingent consideration payments are primarily classified as research and development expenses in our consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
CEO transition	$—	$6,058	$—
Export compliance	439	1,411	—
Option holder bonuses	—	1,420	—
Acquisition costs	1,406	904	—

Total	$1,845	$9,793	$—

The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
CEO transition	$1,946	$4,108	$—
Export compliance	1,539	—	—
Option holder bonuses	—	1,420	—
Acquisition costs	1,333	904	—

Total	$4,818	$6,432	$—

Initial Public Offering

In November 2013, we completed our IPO in which we registered and sold an aggregate of 4,761,000 shares of our common stock, including 621,000 shares of common stock registered for sale by us upon the full exercise of the underwriters’ over-allotment option, at the IPO, price of $18.00 per share. The IPO resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions. In connection with the closing of the IPO, all shares of outstanding redeemable convertible preferred stock automatically converted into 17,626,227 shares of common stock.

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

Gross Profit

Gross profit as a percentage of total revenue, or gross margin, has been and will continue to be affected by a variety of factors, including manufacturing costs, cost of technical support and the mix of our solutions sold. We expect our gross profit to fluctuate over time depending on the factors described above.

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and travel-related expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of total revenue from period to period, as we continue to grow. In particular, we expect our stock-based compensation expense to increase in absolute dollars as a result of our existing stock-based compensation to be recognized as options and restricted stock units (“RSUs”) vest and as we issue additional stock-based awards to attract and retain employees.

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

Provision (Benefit) for Income Taxes

Our provision (benefit) for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented (dollars in thousands) and as a percentage of our total revenue for those periods.

	Year Ended February 28/29,
	2014	2013	2012
Revenue:
Appliance	$71,914	$59,528	$43,258
Subscription	161,873	139,403	117,662

Total revenue	233,787	198,931	160,920
Cost of revenue	53,768	45,088	34,966

Gross profit	180,019	153,843	125,954

Operating expenses:
Research and development	47,142	35,167	27,824
Sales and marketing	114,024	102,329	84,885
General and administrative	29,856	28,777	14,428

Total operating expenses	191,022	166,273	127,137

Loss from operations	(11,003)	(12,430)	(1,183)
Other income (expense), net	51	(839)	476

Loss before income taxes and non-controlling interest	(10,952)	(13,269)	(707)
Benefit for income taxes	6,565	5,084	453

Consolidated net loss	(4,387)	(8,185)	(254)
Net loss attributable to non-controlling interest	761	794	859

Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605

	Year Ended February 28/29,
	2014	2013	2012
Revenue:
Appliance	31%	30%	27%
Subscription	69	70	73

Total revenue	100	100	100
Cost of revenue	23	23	22

Gross profit	77	77	78

Operating expenses:
Research and development	20	18	17
Sales and marketing	49	51	53
General and administrative	13	14	9

Total operating expenses	82	83	79

Loss from operations	(5)	(6)	(1)
Other income (expense), net	—	(1)	1

Loss before income taxes and non-controlling interest	(5)	(7)	—
Benefit for income taxes	3	3	—

Consolidated net loss	(2)	(4)	—
Net loss attributable to non-controlling interest	—	—	—

Net income (loss) attributable to Barracuda Networks, Inc.	(2)%	(4)%	—%

Comparison of the Fiscal Years Ended February 28, 2014 and 2013

Revenue

	Year Ended February 28,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Appliance	$71,914	$59,528	$12,386	21%
Subscription	161,873	139,403	22,470	16

Total revenue	$233,787	$198,931	$34,856	18%

Total revenue increased $34.9 million, or 18%, for fiscal 2014 compared to fiscal 2013. Subscription revenue increased by $22.5 million, or 16%, primarily due to a 25,469 increase in active subscribers, or 14%, from 179,952 active subscribers as of February 28, 2013 to 205,421 active subscribers as of February 28, 2014 which was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us, which was primarily driven by increased sales of our appliances to new customers. Total appliance revenue grew by $12.4 million, or 21%, due to increased demand for our solutions, driven primarily by our successful efforts to cross-sell additional solutions to existing customers and to a lesser extent the success of our sales and marketing initiatives leading to increased new customer billings.

Cost of Revenue and Gross Margin

	Year Ended February 28,
	2014		2013		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$53,768		$45,088		$8,680	19%
Gross profit	$180,019	77%	$153,843	77%	$26,176	17%

Cost of revenue increased for fiscal 2014 compared to fiscal 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin remained consistent at 77% for fiscal 2014 and fiscal 2013.

Operating Expenses

	Year Ended February 28,
	2014		2013		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$47,142	20%	$35,167	18%	$11,975	34%
Sales and marketing	114,024	49	102,329	51	11,695	11
General and administrative	29,856	13	28,777	14	1,079	4

Total operating expenses	$191,022	82%	$166,273	83%	$24,749	15%

Research and development expense increased $12.0 million, or 34%, in fiscal 2014 compared to fiscal 2013 primarily due to a $9.8 million increase in compensation and personnel related costs as a result of an 18%

increase in research and development headcount as we continued to invest in our solutions to innovate and improve functionality and the introduction of new employee compensation programs and perks such as the introduction of a 401(k) matching program in June 2013, a $0.8 million increase in third-party product development expenses, a $0.4 million increase in allocated costs of facilities attributable to our new facilities in Ann Arbor, Michigan and San Jose, California and a $0.3 million increase in stock-based compensation. The increases in compensation and personnel related costs included acquisition costs related to contingent consideration payments of $1.3 million.

Sales and marketing expense increased $11.7 million, or 11%, in fiscal 2014 compared to fiscal 2013 primarily due to a $7.9 million increase in compensation and related personnel costs as a result of an average headcount increase of 5%, increased commission expenses due to higher gross billings and the introduction of new employee compensation programs and perks, a $3.6 million increase in marketing expenses principally in search engine optimization initiatives, partner and event sponsorships, and expansion of physical advertising in international markets and a $0.9 million increase in stock-based compensation, partially offset by a $0.7 million decrease in consulting costs, a $0.3 million decrease in travel related expenses and a $0.2 million decrease in amortization of intangible assets.

General and administrative expense increased $1.1 million, or 4%, in fiscal 2014 compared to fiscal 2013 primarily due to a $1.3 million decrease in IT-related infrastructure expenses, a $1.0 million increase in bad debt expense, a $0.8 million increase in stock-based compensation, a $0.4 million increase in consulting costs, a $0.2 million increase in insurance costs and a $0.2 million increase in processing fees, partially offset by a $2.1 million decrease in compensation and personnel related costs, primarily related to other non-recurring charges associated with our CEO transition, and a $0.7 million decrease in legal expenses primarily related to export compliance costs.

Other Income (Expense), Net

	Year Ended February 28,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$51	$(839)	$890	106%

The change in other income (expense), net was due primarily to a decrease in foreign exchange losses of $0.8 million (mainly related to the Euro and GBP) in fiscal 2014 compared to fiscal 2013.

Benefit for Income Taxes

	Year Ended February 28,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit for income taxes	$6,565	$5,084	$1,481	29%

We recorded an income tax benefit of $6.6 million for fiscal 2014 and an income tax benefit of $5.1 million for fiscal 2013. The increased income tax benefit is primarily due to a one-time benefit from our legal entity structure rationalization. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded for fiscal 2014 and 2013 is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, offset by the use of the tax credits and the tax benefit we received from manufacturing domestically and legal entity structure rationalization in fiscal 2014.

Comparison of the Fiscal Years Ended February 28, 2013 and February 29, 2012

Revenue

	Year Ended February 28/29,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Appliance	$59,528	$43,258	$16,270	38%
Subscription	139,403	117,662	21,741	18

Total revenue	$198,931	$160,920	$38,011	24%

Total revenue increased $38.0 million, or 24%, for fiscal 2013 compared to fiscal 2012. Subscription revenue increased by $21.7 million, or 18%, primarily due to a 22,976 increase in active subscribers, or 15%, from 156,976 active subscribers as of February 29, 2012 to 179,952 active subscribers as of February 28, 2013. Total appliance revenue increased by $16.3 million, or 38% due to increased demand for our solutions. Appliance revenue was also impacted by the prospective adoption of new accounting standards effective beginning in fiscal 2011 whereby appliance revenue is recognized over the estimated customer relationship period of three years, rather than the contractual subscription period.

Cost of Revenue and Gross Margin

	Year Ended February 28/29,
	2013		2012		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$45,088		$34,966		$10,122	29%
Gross profit	$153,843	77%	$125,954	78%	$27,889	22%

Cost of revenue increased for fiscal 2013 compared to fiscal 2012 commensurate with the increase in appliance and subscription revenue for the comparable periods and included $3.6 million in amortization expense in fiscal 2013 compared to $3.8 million in fiscal 2012. Gross margin was consistent, decreasing one percentage point for fiscal 2013 compared to fiscal 2012.

Operating Expenses

	Year Ended February 28/29,
	2013		2012		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$35,167	18%	$27,824	17%	$7,343	26%
Sales and marketing	102,329	51	84,885	53	17,444	21
General and administrative	28,777	14	14,428	9	14,349	99

Total operating expenses	$166,273	83%	$127,137	79%	$39,136	31%

Research and development expense increased $7.3 million, or 26%, in fiscal 2013 compared to fiscal 2012 primarily due to a $3.5 million increase in personnel related costs as a result of a 28% increase in research and development headcount as we continued to invest in our solutions to innovate and improve functionality, $1.4 million of acquisition and other non-recurring charges, consisting of $0.6 million in option holder bonuses, $0.4 million in CEO transition costs and $0.4 million in acquisition costs, and a $1.3 million increase in stock-based compensation.

Sales and marketing expense increased $17.4 million, or 21%, in fiscal 2013 compared to fiscal 2012 primarily due to a $6.2 million increase in marketing expenses primarily associated with advertising and trade shows as we increased our sales and marketing efforts to grow our revenue, a $5.4 million increase in personnel related costs resulting from a 25% increase in sales and marketing headcount, a $1.5 million increase in commission expense, $1.1 million in acquisition and other non-recurring charges, consisting of $0.7 million in option holder bonuses and $0.4 million in CEO transition costs, a $1.1 million increase in travel related expense and a $0.6 million increase in sales consulting expense.

General and administrative expense increased $14.3 million, or 99%, in fiscal 2013 compared to fiscal 2012 primarily due to $7.3 million in acquisition and other non-recurring charges, consisting of $5.3 million in CEO transition costs, $1.4 million in export compliance costs, $0.5 million in acquisition costs and $0.1 million in option holder bonuses, a $4.9 million increase in stock-based compensation and a $1.0 million increase in other IT-related expense as we improved our infrastructure to support our growth.

Other Income (Expense), Net

	Year Ended February 28/29,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$(839)	$476	$(1,315)	(276)%

The change in other income (expense), net was due to an increase of $0.4 million in interest expense associated with our assumption of a note payable in December 2011, as we incurred a full year of interest expense during fiscal 2013. In addition, other income, net in fiscal 2012 included a $0.9 million gain on the sale of an investment.

Benefit for Income Taxes

	Year Ended February 28/29,
	2013	2012	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit for income taxes	$5,084	$453	$4,631	NM

We recorded an income tax benefit of $5.1 million for fiscal 2013. We recorded an income tax benefit of $0.5 million for fiscal 2012. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded for fiscal 2013 and 2012 is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, offset by the use of the tax credits and the tax benefit we received from manufacturing domestically.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended February 28, 2014, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K.

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
	(in thousands)
Revenue
Appliance	$18,331	$18,174	$17,906	$17,503	$16,329	$15,424	$14,457	$13,318
Subscription	42,003	41,212	39,884	38,774	36,142	36,003	34,567	32,691

Total revenue	60,334	59,386	57,790	56,277	52,471	51,427	49,024	46,009
Cost of revenue	13,270	14,017	13,407	13,074	12,408	11,394	11,012	10,274

Gross profit	47,064	45,369	44,383	43,203	40,063	40,033	38,012	35,735

Operating expenses
Research and development	12,579	12,083	11,638	10,842	10,152	8,925	8,434	7,656
Sales and marketing	28,011	28,785	28,392	28,836	27,556	25,471	25,275	24,027
General and administrative	7,838	7,513	7,827	6,678	6,697	9,198	6,462	6,420

Total operating expenses	48,428	48,381	47,857	46,356	44,405	43,594	40,171	38,103

Loss from operations	(1,364)	(3,012)	(3,474)	(3,153)	(4,342)	(3,561)	(2,159)	(2,368)
Other income (expense), net	380	121	7	(457)	(313)	362	186	(1,074)

Loss before income taxes and non-controlling interest	(984)	(2,891)	(3,467)	(3,610)	(4,655)	(3,199)	(1,973)	(3,442)
Benefit for income taxes	3,830	599	1,089	1,047	2,715	1,076	391	902

Consolidated net income (loss)	2,846	(2,292)	(2,378)	(2,563)	(1,940)	(2,123)	(1,582)	(2,540)
Net loss attributable to non-controlling interest	200	199	203	159	182	150	256	206

Net income (loss) attributable to Barracuda Networks, Inc.	$3,046	$(2,093)	$(2,175)	$(2,404)	$(1,758)	$(1,973)	$(1,326)	$(2,334)

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
Revenue
Appliance	30%	31%	31%	31%	31%	30%	29%	29%
Subscription	70	69	69	69	69	70	71	71

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	22	24	23	23	24	22	22	22

Gross profit	78	76	77	77	76	78	78	78

Operating expenses
Research and development	21	20	20	19	19	17	17	17
Sales and marketing	46	48	49	51	53	50	52	52
General and administrative	13	13	14	12	13	18	13	14

Total operating expenses	80	81	83	82	85	85	82	83

Loss from operations	(2)	(5)	(6)	(5)	(9)	(7)	(4)	(5)
Other income (expense), net	1	—	—	(1)	—	1	—	(3)

Loss before income taxes and non-controlling interest	(1)	(5)	(6)	(6)	(9)	(6)	(4)	(8)
Benefit for income taxes	6	1	2	2	5	2	1	2

Consolidated net income (loss)	5	(4)	(4)	(4)	(4)	(4)	(3)	(6)
Net loss attributable to non-controlling interest	—	—	—	—	1	—	—	1

Net income (loss) attributable to Barracuda Networks, Inc.	5%	(4)%	(4)%	(4)%	(3)%	(4)%	(3)%	(5)%

Key Metrics

The following table presents unaudited key metrics for each of the eight quarters in the period ended February 28, 2014. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
	(in thousands, except active subscribers and percentages)
Gross billings	$82,039	$77,471	$75,623	$74,865	$69,525	$65,047	$64,291	$65,362
Period-over-period percentage increase	6%	2%	1%	8%	7%	1%	(2)%
Adjusted EBITDA	$16,832	$12,649	$11,372	$12,053	$12,804	$10,499	$11,682	$14,110
Adjusted EBITDA as a percentage of total revenue	28%	21%	20%	21%	24%	20%	24%	31%
Free cash flow	$18,677	$9,712	$9,416	$1,607	$10,129	$14,865	$6,225	$9,866
Free cash flow as a percentage of total revenue	31%	16%	16%	3%	19%	29%	13%	21%
Active subscribers as of period end	205,421	197,503	190,700	184,232	179,952	173,484	167,674	161,998

The following table reconciles total revenue to gross billings (in thousands):

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
Total revenue	$60,334	$59,386	$57,790	$56,277	$52,471	$51,427	$49,024	$46,009
Total deferred revenue, end of period	313,157	298,823	286,792	274,444	261,243	250,163	241,734	231,131
Less: total deferred revenue, beginning of period	(298,823)	(286,792)	(274,444)	(261,243)	(250,163)	(241,734)	(231,131)	(217,209)
Add: deferred revenue adjustments	7,371	6,054	5,485	5,387	5,974	5,191	4,664	5,431

Total change in deferred revenue and adjustments	21,705	18,085	17,833	18,588	17,054	13,620	15,267	19,353

Gross billings	$82,039	$77,471	$75,623	$74,865	$69,525	$65,047	$64,291	$65,362

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
Net income (loss) attributable to Barracuda Networks, Inc.	$3,046	$(2,093)	$(2,175)	$(2,404)	$(1,758)	$(1,973)	$(1,326)	$(2,334)
Total deferred revenue, end of period	313,157	298,823	286,792	274,444	261,243	250,163	241,734	231,131
Less: total deferred revenue, beginning of period	(298,823)	(286,792)	(274,444)	(261,243)	(250,163)	(241,734)	(231,131)	(217,209)
Less: total deferred costs, end of period	(50,279)	(48,270)	(46,058)	(42,556)	(39,470)	(37,299)	(35,347)	(32,904)
Total deferred costs, beginning of period	48,270	46,058	42,556	39,470	37,299	35,347	32,904	29,254
Other (income) expense, net	(380)	(121)	(7)	457	313	(362)	(186)	1,074
Benefit for income taxes	(3,830)	(599)	(1,089)	(1,047)	(2,715)	(1,076)	(391)	(902)
Depreciation and amortization	1,994	2,633	2,489	2,245	2,327	2,015	1,993	1,998
Stock-based compensation	3,286	2,423	2,631	2,497	2,430	1,723	1,393	3,241
Acquisition and other non-recurring charges (1)	391	587	677	190	3,298	3,695	2,039	761

Adjusted EBITDA	$16,832	$12,649	$11,372	$12,053	$12,804	$10,499	$11,682	$14,110

(1)	The following table details the acquisition and other non-recurring charges affecting adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
CEO transition	$—	$—	$—	$—	$1,365	$3,281	$1,393	$19
Export compliance	16	212	211	—	262	265	403	481
Option holder bonuses	—	—	—	—	1,420	—	—	—
Acquisition costs	375	375	466	190	251	149	243	261

Total acquisition and other non-recurring charges	$391	$587	$677	$190	$3,298	$3,695	$2,039	$761

The following table reconciles cash provided by operating activities to free cash flow (in thousands):

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
Cash provided by operating activities	$19,534	$10,593	$11,889	$194	$8,764	$14,893	$5,523	$10,195
Less: purchases of property and equipment	(1,759)	(1,328)	(2,866)	(1,663)	(1,671)	(1,508)	(934)	(609)
Acquisition and other non-recurring charges (1)	902	447	393	3,076	3,036	1,480	1,636	280

Free cash flow	$18,677	$9,712	$9,416	$1,607	$10,129	$14,865	$6,225	$9,866

(1)	The following table details the acquisition and other non-recurring charges affecting free cash flow (in thousands):

	Three Months Ended
	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013	February 28, 2013	November 30, 2012	August 31, 2012	May 31, 2012
CEO transition	$—	$—	$—	$1,946	$1,365	$1,331	$1,393	$19
Export compliance	527	72	—	940	—	—	—	—
Option holder bonuses	—	—	—	—	1,420	—	—	—
Acquisition costs	375	375	393	190	251	149	243	261

Total acquisition and other non-recurring charges	$902	$447	$393	$3,076	$3,036	$1,480	$1,636	$280

Quarterly Revenue Trends

Our quarterly total revenue has increased sequentially for all periods presented. In the three months ended February 28, 2014, our subscription revenue increased by $0.8 million, or 2%, from $41.2 million in the three months ended November 30, 2013 to $42.0 million in the three months ended February 28, 2014. This growth in our subscription rate was primarily the result of an increase in active subscribers.

Our total revenue has not been significantly impacted by seasonality.

Quarterly Gross Margin Trends

Gross profit increased sequentially, and total gross margin was consistently between 76% and 78% for all periods presented. Our cost of revenue has increased over the period as we have added technical support headcount in line with our gross billings growth. Our cost of revenue related to appliance fulfillment has increased over the period. This increase in appliance fulfillment costs is related to a product mix shift in gross billings towards solutions that have lower gross profit margins. This product mix shift was partially offset by increases in subscription revenue during the period. We expect continued pressures on the gross margin trends as a result of product mix, and as we continue our investment in cloud infrastructure delivery.

Quarterly Operating Expenses Trends

Total operating expenses increased sequentially for all periods presented primarily due to the addition of personnel in connection with the expansion of our business. The increase in research and development expense was primarily related to a 28% increase in headcount during fiscal 2013 and an 18% increase in fiscal 2014, our sales and marketing expense increase was primarily related to a 25% increase in headcount during fiscal 2013 and our general and administrative expense increase was primarily related to a 19% increase in fiscal 2014. The timing of acquisition and other non-recurring charges also impacted our operating expenses. In fiscal 2014, the majority of the charges relate to contingent consideration payments made under the terms of certain acquisition agreements of $1.3 million.

Quarterly Non-GAAP Financial Measure Trends

Gross billings. Our quarterly gross billings results reflect some seasonality in sales of our solutions. We typically have seasonally higher gross billings in our first and fourth quarters. The increase in gross billings during the first quarter primarily related to subscription renewals, where we have large blocks of subscription expirations occurring annually in our first quarter. Due to our high rate of customer retention, we typically experience an increase in gross billings as a result of renewals in this first quarter. Additionally, certain industries make purchases more frequently in our first quarter. The increase in gross billings in our fourth quarter is primarily related to calendar year-end activity, due to customer deployment of solutions prior to, or shortly after, the calendar year-end, both of which impact our fourth quarter ending February. In general, gross billings in our second quarter period are impacted by fewer selling days and reduced economic activity, particularly in Europe, over the summer period. Gross billings trends during the period reported have been impacted by foreign currency fluctuations.

The increase in gross billings in the three months ended February 28, 2013, May 31, 2013, August 31, 2013, November 30, 2013 and February 28, 2014 were primarily driven by our continued ability to cross-sell adjacent solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention. In addition, we continue to invest in sales and marketing, resulting in an increase in our ability to attract and retain new customers.

Adjusted EBITDA. Adjusted EBITDA is subject to the same seasonality trends that affect gross billings, since adjusted EBITDA adds back the increase in deferred revenue during the period to net income. Additionally, adjusted EBITDA is subject to quarterly changes based on investment objectives. We typically experience higher sales and marketing expenses in our fourth quarter as a result of certain conferences and trade shows that occur in the fourth quarter ending February.

The trends in adjusted EBITDA from period to period were based primarily upon changes in gross billings and operating expenses. Our increases in operating expenses in fiscal 2014 were primarily related to investment in headcount. Total headcount increased by 7%, primarily in research and development and technical support personnel. The improved trend in adjusted EBITDA in the three months ended February 28, 2014 was consistent with our increase in gross billings.

Free cash flow. Free cash flow is impacted by the seasonality trends in gross billings and adjusted EBITDA discussed above. Additionally, free cash flow is subject to the timing of investments in capital expenditures, the majority of which are made in the first half of our fiscal year, which principally relate to investment in cloud and corporate infrastructure, required to support the growth of our business. While our management plans for these types of infrastructure investments, the timing of the investment is driven, most importantly, by customer need, and can vary from our plan.

The trends in free cash flow during the periods presented were primarily impacted by the trends in our gross billings and adjusted EBITDA. The increase in free cash flow in the three months ended February 28, 2014 were driven primarily by an increase in our net cash provided by operating activities as a result of positive working capital changes coupled with the timing of certain payments which were paid in the subsequent period compared to when the expense was recorded.

Active Subscribers. To date, changes in active subscribers have not been materially impacted by seasonal trends. The increase and linearity of the active subscribers is related to our ability to maintain a high renewal rate of subscriptions. Active subscribers are also impacted by our ability to attract and acquire new customers. During fiscal 2014, we renewed 97% of the expiring subscriptions, on a dollar basis, and continued to invest in sales and marketing infrastructure to attract and retain new customers which contributed to the increase in active subscribers.

Liquidity and Capital Resources

	Year Ended February 28/29,
	2014	2013	2012
	(in thousands)
Cash provided by operating activities	$42,210	$39,375	$43,926
Cash used in investing activities	(14,913)	(8,504)	(11,120)
Cash provided by (used in) financing activities	78,503	(127,111)	(5,048)

As of February 28, 2014, we had cash and cash equivalents of $135.9 million, of which approximately $4.4 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

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

The Recapitalization

In October 2012, we completed the Recapitalization in which we (i) declared cash dividends, (ii) sold shares of our Series B redeemable convertible preferred stock to certain of our existing investors, and (iii) repurchased shares of common stock from our founders and their affiliates. The shares of our common stock which we repurchased were subsequently cancelled. In December 2012, in lieu of dividends, we made bonus payments to our employees who held fully vested options to purchase our common stock at the time of the Recapitalization. In connection with the Recapitalization, we entered into a credit facility with SVB consisting of a revolving loan facility which included a letter of credit sub facility. In December 2013, the credit facility was amended and the $40 million credit facility was reduced to $25 million. No amounts had been drawn under the credit facility as of February 28, 2014. See Note 10 of the Consolidated Financial Statements for additional information on the credit facility.

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

For fiscal 2014, operating activities provided $42.2 million in cash as a result of a net change of $40.6 million in our net operating assets and liabilities and non-cash charges of $6.0 million, partially offset by a net loss of $4.4 million. Non-cash charges primarily included stock-based compensation and depreciation and amortization, offset by deferred income taxes. The net change in our operating assets and liabilities was primarily the result of a $51.8 million increase in deferred revenue resulting from an increase in sales.

For fiscal 2013, operating activities provided $39.4 million in cash as a result of a net change of $45.5 million in our net operating assets and liabilities and non-cash charges of $2.1 million, partially offset by a net loss of $8.2 million. Non-cash charges primarily included stock-based compensation and depreciation and amortization, offset by deferred income taxes. The net change in our operating assets and liabilities was primarily the result of a $44.2 million increase in deferred revenue resulting from an increase in sales.

For fiscal 2012, operating activities provided $43.9 million in cash as a result of a net change of $46.2 million in our net operating assets and liabilities, partially offset by non-cash items of $2.1 million and a net loss of $0.3 million. Non-cash charges included stock-based compensation and depreciation and amortization, offset by deferred income taxes. The net change in our operating assets and liabilities was primarily the result of a $56.6 million increase in deferred revenue due to an increase in sales.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, purchases and sales of short-term marketable securities, and activity in connection with prior acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

For fiscal 2014, cash used in investing activities was $14.9 million and was primarily related to our acquisition of SignNow, Inc. and acquisition related contingent consideration payments totaling $8.5 million and $7.6 million in purchases of property and equipment.

For fiscal 2013 and 2012, cash used in investing activities was $8.5 million and $11.1 million, respectively, and was primarily the result of purchases of property and equipment and payment of contingent consideration related to a previous acquisition.

Our annual capital expenditures generally have varied between approximately 2% and 5% of annual total revenue. We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon our need to make additional investments for facilities expansion.

Financing Activities

Our financing activities primarily consisted of proceeds from the sale of our common stock in our IPO, proceeds from the sale of our redeemable convertible preferred stock, proceeds from the exercises of stock options, repurchases of common stock and payment of dividends declared on our common stock and redeemable convertible preferred stock.

For fiscal 2014, financing activities provided $78.5 million in cash primarily as a result of our net cash proceeds of $75.5 million from our IPO, net of underwriting discounts and commissions and offering costs.

For fiscal 2013, financing activities used $127.1 million in cash, primarily as a result of the net payment of $128.4 million in dividends to holders of our common stock and redeemable convertible preferred stock and the repurchase of $127.5 million of our common stock from our founders and their affiliates, partially offset by net proceeds of $125.7 million from the sale of our Series B redeemable convertible preferred stock to certain of our existing investors.

For fiscal 2012, financing activities used $5.0 million, primarily related to the purchase of a non-controlling interest and the repurchase of common stock.

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of February 28, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$7,230	$2,072	$3,448	$1,710	$—
Debt obligations (2)	4,872	237	520	4,115	—
Purchase commitments (3)	3,292	3,292	—	—	—

Total	$15,394	$5,601	$3,968	$5,825	$—

(1)	Consists of contractual obligations from office space and equipment under non-cancelable operating lease.
(2)	In December 2011, as part of the purchase of our corporate headquarters, we assumed debt obligations of $5.3 million bearing interest at 6.23% per year.
(3)	Consists of non-cancelable purchase commitments for goods or services, primarily related to the purchase of inventory.

The contractual obligation table above excludes tax liabilities of $5.0 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments.

Off-Balance Sheet Arrangements

Through February 28, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The critical accounting policies requiring estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition

We typically provide access to our solutions through appliances and related subscription agreements, whereby the customer is charged an upfront fee for the appliance and is required to purchase a related subscription agreement. The subscription agreements are subject to customer renewal at the end of each subscription period. Our appliances contain hardware and embedded proprietary software. The subscriptions, referred to as Barracuda Energize Updates, provide hourly spam, anti-malware, and security updates, and are required to be purchased to access our solutions. The subscriptions also entitle customers to phone support and software updates on a when and if available basis. We have determined that the elements of our customer arrangements, including the appliance and subscription, do not qualify for treatment as a separate unit of accounting. Accordingly, all fees received under our customer agreements are accounted for as a single unit of accounting and, except for any upfront fees for the appliance, such fees are recognized ratably on a daily basis over the term of the subscription agreement. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Recognition of revenue commences when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collectability is deemed reasonably assured and the services have commenced.

We receive an upfront fee from customers for delivery and transfer of title for their appliance. No further fees related to the appliance are required to be paid by the customer in subsequent periods. Because the appliance does not have value to the customer on a stand-alone basis and requires a subscription agreement to access our solutions, the delivery of the appliance does not represent the culmination of a separate earnings process associated with the payment of the upfront fee. Accordingly, the amount of the upfront fee is recorded as deferred revenue upon invoicing and the amount is recognized as revenue ratably on a daily basis over the estimated average customer relationship period of three years.

Customers have a 30-day right to return, after which time the arrangement is non-cancelable. We make estimates and maintain a reserve for expected customer cancellations. These estimates involve inherent uncertainties and management judgment.

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee and non-employee director stock options and RSUs, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model and a single option award approach. The stock-based compensation expense is recognized, net of forfeitures using a straight-line basis over the requisite service periods of the awards, which is generally four years. We estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.

The fair value of RSUs is determined based upon the fair value of the underlying common stock at the date of grant. Our outstanding RSUs vest upon the satisfaction of a time-based service component. The stock-based compensation expense is recognized ratably over the requisite service period of the RSUs, which is generally four years.

Our option-pricing model utilizes the estimated fair value of our common stock and requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•	Fair Value of our Common Stock. Prior to our IPO, we estimated the value of our common stock by considering numerous objective and subjective factors at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of our Preferred Stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our Company, given prevailing market conditions.

•	Expected Volatility. We determine the price volatility factor based on the historical volatilities of our peer group as we did not have a sufficient trading history for our common stock. Industry peers consist of several public companies in the technology industry that are similar to us in size, stage of life cycle, and financial leverage. We did not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity was low. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Expected Term. The expected term represents the period that our stock-based awards are expected to be outstanding. We determined the expected term assumption based on the average of the contractual term and the average vesting period.

•	Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes-Merton valuation model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•	Dividend Yield. The expected dividend assumption is based on our current expectations about our anticipated dividend policy. While we declared and paid a dividend as part of the Recapitalization, we currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future.

In addition to the assumptions used in the Black-Scholes-Merton option-pricing model, we must also estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual forfeitures. We will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors. Quarterly changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected from each subsidiary and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

The factors used to assess the likelihood of realization of our deferred tax assets include our forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Assumptions represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Should actual amounts differ from our estimates, the amount of our tax expense and liabilities could be materially impacted.

Loss Contingencies

We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset, or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. If we determine that a loss is possible and the range of the loss can be reasonably determined, then we disclose the range of the possible loss. We regularly evaluate current information available to us to determine whether an accrual is required, an accrual should be adjusted or a range of possible loss should be disclosed.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $135.9 million and $31.6 million as of February 28, 2014 and February 28, 2013, respectively. We hold our cash, cash equivalents and marketable securities for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds, and we did not have any marketable securities as of February 28, 2014. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our marketable securities as of February 28, 2013, or our interest income for fiscal 2014, 2013 and 2012.

Item 8. Financial Statements and Supplementary Data

BARRACUDA NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Barracuda Networks, Inc.

We have audited the accompanying consolidated balance sheets of Barracuda Networks, Inc. as of February 28, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended February 28, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barracuda Networks, Inc. at February 28, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 29, 2014

BARRACUDA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$135,879	$30,095
Marketable securities	—	1,550
Accounts receivable, net of allowance for doubtful accounts of $2,134 and $1,252 as of February 28, 2014 and 2013, respectively	27,836	24,066
Inventories	5,648	5,138
Prepaid income taxes	1,147	1,120
Deferred costs	25,707	20,119
Deferred income taxes	30,156	26,158
Other current assets	3,753	3,216

Total current assets	230,126	111,462

Property and equipment	20,558	16,972
Deferred costs, non-current	24,572	19,351
Deferred income taxes, non-current	28,515	21,065
Other non-current assets	1,851	1,637
Intangible assets, net	8,420	7,983
Goodwill	36,014	33,778

Total assets	$350,056	$212,248

Liabilities, redeemable convertible preferred stock, and stockholders’ deficit
Current liabilities:
Accounts payable	$13,743	$12,756
Accrued payroll and related benefits	8,494	9,967
Other accrued liabilities	9,374	9,925
Deferred revenue	167,562	146,257
Deferred income taxes	260	132
Note payable	237	222

Total current liabilities	199,670	179,259
Long-term liabilities:
Deferred revenue, non-current	145,595	114,986
Deferred income taxes, non-current	84	660
Note payable, non-current	4,635	4,872
Other long-term liabilities	5,727	4,537

Commitments and contingencies (Note 11)

Redeemable convertible preferred stock:
$0.001 par value; zero and 17,626,227 shares authorized as of February 28, 2014 and 2013, respectively; zero and 17,626,227 shares issued and outstanding as of February 28, 2014 and 2013, respectively	—	167,554

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 and zero shares authorized as of February 28, 2014 and 2013, respectively; zero shares issued and outstanding as of February 28, 2014 and 2013, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 and 53,333,334 shares authorized as of February 28, 2014 and 2013, respectively; 51,045,196 and 28,091,081 shares issued and outstanding as of February 28, 2014 and 2013, respectively	52	28
Additional paid-in capital	278,551	23,080
Accumulated other comprehensive loss	(817)	(1,112)
Accumulated deficit	(283,441)	(279,131)

Total stockholders’ deficit controlling interest	(5,655)	(257,135)
Total stockholders’ deficit non-controlling interest	—	(2,485)

Total stockholders’ deficit	(5,655)	(259,620)

Total liabilities, redeemable convertible preferred stock, and stockholders’ deficit	$350,056	$212,248

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended February 28/29,
	2014	2013	2012
Revenue:
Appliance	$71,914	$59,528	$43,258
Subscription	161,873	139,403	117,662

Total revenue:	233,787	198,931	160,920
Cost of revenue	53,768	45,088	34,966

Gross profit	180,019	153,843	125,954

Operating expenses:
Research and development	47,142	35,167	27,824
Sales and marketing	114,024	102,329	84,885
General and administrative	29,856	28,777	14,428

Total operating expenses	191,022	166,273	127,137

Loss from operations	(11,003)	(12,430)	(1,183)
Other income (expense), net	51	(839)	476

Loss before income taxes and non-controlling interest	(10,952)	(13,269)	(707)
Benefit for income taxes	6,565	5,084	453

Consolidated net loss	(4,387)	(8,185)	(254)
Net loss attributable to non-controlling interest	761	794	859

Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605

Net income (loss) attributable to common stockholders (Note 13)	$(3,626)	$(9,203)	$466

Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.29)	$0.01

Diluted	$(0.10)	$(0.29)	$0.01

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	35,355	32,031	33,829

Diluted	35,355	32,031	45,355

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended February 28/29,
	2014	2013	2012
Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	352	(511)	(85)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $13, $40 and $519)	(19)	(66)	(846)
Less: reclassification adjustment for net (gains) losses included in net income (loss) (net of tax effect of $23, $8 and $328)	(38)	(14)	528

Net change	(57)	(80)	(318)

Other comprehensive income (loss)	295	(591)	(403)

Comprehensive income (loss) attributable to Barracuda Networks, Inc.	$(3,331)	$(7,982)	$202

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

			Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance as of February 28, 2011	10,050,254	$40,010	33,748,853	$34	$13,343	$(118)	$(19,824)	$(6,565)	$1,581	$(4,984)
Issuance of common stock	—	—	146,184	—	1,462	—	—	1,462	—	1,462
Employee loans for purchase of stock	—	—	—	—	(255)	—	—	(255)	—	(255)
Repurchase of common stock	—	—	(85,635)	—	(1,186)	—	—	(1,186)	—	(1,186)
Stock-based compensation expense	—	—	—	—	1,871	—	—	1,871	—	1,871
Excess tax benefits from equity incentive plan	—	—	—	—	82	—	—	82	—	82
Non-controlling interest	—	—	—	—	(1,872)	—	—	(1,872)	(2,114)	(3,986)
Change in unrealized gain on available-for-sale securities, net of tax effect	—	—	—	—	—	(318)	—	(318)	—	(318)
Foreign currency translation adjustment	—	—	—	—	—	(85)	—	(85)	70	(15)
Net income (loss)	—	—	—	—	—	—	605	605	(859)	(254)

Balance as of February 29, 2012	10,050,254	$40,010	33,809,402	$34	$13,445	$(521)	$(19,219)	$(6,261)	$(1,322)	$(7,583)

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 29, 2012	10,050,254	$40,010	—	$—	33,809,402	$34	$13,445	$(521)	$(19,219)	$(6,261)	$(1,322)	$(7,583)
Issuance of common stock	—	—	—	—	1,863,317	2	8,749	—	—	8,751	—	8,751
Repurchase of common stock	—	—	—	—	(7,581,638)	(8)	(5,084)	—	(122,521)	(127,613)	—	(127,613)
Issuance of Series B Preferred Stock	—	—	7,575,973	125,732	—	—	—	—	—	—	—	—
Employee loans for purchase of stock							(2,861)			(2,861)		(2,861)
Accretion of preferred stock to redemption value		—		1,812			(1,812)			(1,812)		(1,812)
Stock-based compensation expense	—	—	—	—	—	—	8,787	—	—	8,787	—	8,787
Excess tax benefits from equity incentive plan	—	—	—	—	—	—	1,687	—	—	1,687	—	1,687
Cash dividend declared	—	—	—	—	—	—	—	—	(130,000)	(130,000)	—	(130,000)
Non-controlling interest	—	—	—	—	—	—	169	—	—	169	(369)	(200)
Change in unrealized gain on available-for-sale securities, net of tax effect	—	—			—	—	—	(80)	—	(80)	—	(80)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(511)	—	(511)	—	(511)
Net loss	—	—	—	—	—	—	—	—	(7,391)	(7,391)	(794)	(8,185)

Balance as of February 28, 2013	10,050,254	$40,010	7,575,973	$127,544	28,091,081	$28	$23,080	$(1,112)	$(279,131)	$(257,135)	$(2,485)	$(259,620)

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2013	10,050,254	$40,010	7,575,973	$127,544	28,091,081	$28	$23,080	$(1,112)	$(279,131)	$(257,135)	$(2,485)	$(259,620)
Issuance of common stock in connection with initial public offering, net of offering costs					4,761,000	5	75,485			75,490		75,490
Conversion of convertible preferred stock to common stock in connection with initial public offering	(10,050,254)	(40,010)	(7,575,973)	(127,544)	17,626,227	18	167,536			167,554		167,554
Issuance of common stock	—	—	—	—	611,142	1	208	—	—	209	—	209
Repurchase of common stock	—	—	—	—	(44,254)	—	(39)	—	(684)	(723)	—	(723)
Stock-based compensation expense	—	—	—	—	—	—	10,837	—	—	10,837	—	10,837
Excess tax benefits from equity incentive plan	—	—	—	—	—	—	1,513	—	—	1,513	—	1,513
Repayment of employee loans, net	—	—	—	—	—	—	3,048	—	—	3,048	—	3,048
Options assumed in acquisition	—	—	—	—	—	—	129	—	—	129	—	129
Non-controlling interest	—	—	—	—	—	—	(3,246)	—	—	(3,246)	3,246	—
Change in unrealized gain on available-for-sale securities, net of tax effect	—	—	—	—	—	—	—	(57)	—	(57)	—	(57)
Foreign currency translation adjustment	—	—	—	—	—	—	—	352	—	352	—	352
Net loss	—	—	—	—	—	—	—	—	(3,626)	(3,626)	(761)	(4,387)

Balance as of February 28, 2014	—	$—	—	$—	51,045,196	$52	$278,551	$(817)	$(283,441)	$(5,655)	$—	$(5,655)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended February 28/29,
	2014	2013	2012
Operating activities
Consolidated net loss	$(4,387)	$(8,185)	$(254)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	9,109	8,333	8,124
Stock-based compensation	10,837	8,787	1,871
Excess tax benefits from equity incentive plan	(1,513)	(1,687)	(82)
Loss on disposal of property and equipment	304	60	240
Loss (gain) on sale of marketable securities	(61)	25	(852)
Deferred income taxes	(12,633)	(13,374)	(11,367)
Changes in operating assets and liabilities:
Accounts receivable	(3,631)	(1,582)	(4,025)
Inventory	(509)	278	(1,219)
Income taxes, net	2,696	4,403	2,210
Deferred costs	(10,809)	(10,214)	(10,931)
Other current assets	(456)	(60)	150
Other non-current assets	108	(61)	(172)
Accounts payable	1,183	3,206	2,085
Accrued payroll and related benefits	(212)	2,791	443
Other accrued liabilities	(18)	2,349	1,274
Other long-term liabilities	405	114	(200)
Deferred revenue	51,797	44,192	56,631

Net cash provided by operating activities	42,210	39,375	43,926

Investing activities
Purchase of marketable securities	—	—	(1,666)
Proceeds from sales of marketable securities	1,516	575	1,189
Purchase of investment in non-marketable equity and debt securities	(310)	—	(750)
Purchase of property and equipment	(7,616)	(4,722)	(8,510)
Purchase of intangible assets	(28)	—	(366)
Business combinations, net of cash acquired	(8,475)	(4,357)	(1,017)

Net cash used in investing activities	(14,913)	(8,504)	(11,120)

Financing activities
Net proceeds from initial public offering	75,490	—	—
Proceeds from issuance of common stock	209	2,203	161
Dividends paid	(1,419)	(128,385)	—
Proceeds from issuance of Series B stock, net of issuance costs	—	125,732	—
Issuance costs on line of credit	—	(313)	—
Repurchase of common stock	(723)	(127,613)	(1,186)
Excess tax benefits from equity incentive plan	1,513	1,687	82
Repayment of employee loans, net of loans extended	3,655	—	—
Repayment of note payable	(222)	(222)	(119)
Purchase of non-controlling interest	—	(200)	(3,986)

Net cash provided by (used in) financing activities	78,503	(127,111)	(5,048)
Effect of exchange rate changes on cash and cash equivalents	(16)	(172)	7

Net increase (decrease) in cash and cash equivalents	105,784	(96,412)	27,765
Cash and cash equivalents at beginning of period	30,095	126,507	98,742

Cash and cash equivalents at end of period	$135,879	$30,095	$126,507

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$447	$485	$36
Income taxes, net of tax refunds	$2,565	$3,408	$8,142

Non-cash financing and investing activities:
Conversion of preferred stock into common stock	$167,554	$—	$—
Ownership increase in non-controlling interest	$3,246	$—	$—
Issuance of shares in business combination	$—	$3,528	$—
Assumption of note payable in connection with the purchase of land and buildings	$—	$—	$5,332
Accretion of issuance costs	$—	$1,812	$—

See accompanying notes.

BARRACUDA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Barracuda Networks, Inc., also referred to in this report as “we,” “our” or “us,” headquartered in Campbell, California, designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. We refer to the fiscal years ended February 28, 2014, February 28, 2013 and February 29, 2012 as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Initial Public Offering

In November 2013, we completed our initial public offering (the “IPO”) in which we sold 4,761,000 shares of our common stock at a public offering price of $18.00 per share, which included 621,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $75.5 million, net of offering costs and underwriting discounts and commissions. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into 17,626,227 shares of common stock on a one-to-one basis.

Reverse Stock Split

On October 15, 2013, we effected a one-for-three reverse stock split and our board of directors (the “Board”) and stockholders approved an amendment of our certificate of incorporation such that, immediately prior to the completion of our IPO, our authorized capital stock consisted of 1,000,000,000 shares of common stock, $0.001 par value per share, and 20,000,000 shares of preferred stock, $0.001 par value per share. All information in this Annual Report on Form 10-K relating to the number of shares, price per share and per share amounts gives retroactive effect to the one-for-three reverse stock split of our capital stock.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and include the accounts of Barracuda Networks, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, valuation of stock-based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.

Reclassifications

We have reclassified certain immaterial prior period amounts within our consolidated financial statements and related notes to conform to our current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on deposit with banks and money market funds with an original maturity of three months or less.

Marketable Securities

Marketable securities have been classified as available-for-sale securities in the accompanying consolidated financial statements. Available-for-sale securities are carried at fair value, and realized gains and losses and declines in value determined to be other than temporary are included in other income (expense), net in the accompanying consolidated statements of operations. Interest income on securities classified as available-for-sale securities is also included in other income (expense), net. The cost of securities sold is based on the specific-identification method.

Fair Value

The carrying value of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximates fair value because of the short-term nature of such financial instruments. We measure certain other assets, including our non-marketable equity securities, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired.

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

We primarily invest only in high-quality credit instruments and maintain our cash, cash equivalents and marketable securities with high-quality institutions. Deposits held with banks, including those held in foreign branches of global banks, may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and bear minimal risk. We believe that the institutions that hold our instruments are financially sound and are subject to minimal credit risk.

Our accounts receivable are derived from customers located in North America and certain foreign countries and regions, including Europe, the Middle East, Latin America and Asia-Pacific. Sales to foreign customers accounted for 27%, 26% and 29% of total revenue for fiscal 2014, 2013 and 2012, respectively. We perform ongoing credit evaluations of our customers’ financial condition and typically require no collateral from our customers. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. One distribution partner accounted for 10% of receivables as of February 28, 2014, while no single customer or distribution partner accounted for over 10% of receivables as February 28, 2013.

One distribution partner accounted for 18% and 13% of total revenue in fiscal 2014 and 2013, respectively. No single customer or distribution partner accounted for greater than 10% of total revenue in fiscal 2012.

We currently depend on a single source or a limited number of sources for certain components used in the manufacture of our appliances. The inability of any supplier to fulfill our supply requirements could negatively impact future operating results.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance of doubtful accounts by considering the age of outstanding invoices, customers’ expected ability to pay, and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.

Inventories

Inventories are recorded at the lower of cost (using the first-in, first-out method) or market.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Buildings	39 years
Computer equipment and software	3 years
Vehicles, machinery and equipment	3 to 5 years
Leasehold improvements	Lesser of the useful life of the asset, generally 5 years, or remaining lease term

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, acquired technology, developed software, in-process research and development and patents. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from three to ten years. In-process research and development is recorded as an indefinite-lived asset until the underlying project is completed, at which time the intangible asset is amortized over the estimated useful life. We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charges were recorded in fiscal 2014, 2013 and 2012.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of February 28, 2014, no impairment of goodwill has been identified.

Revenue Recognition

We typically provide access to our solutions through appliances and related subscription agreements, whereby the customer is charged an upfront fee for the appliance and is required to purchase a related subscription agreement. The subscription agreements are subject to customer renewal at the end of each subscription period. Our appliances contain hardware and embedded proprietary software. The subscriptions, referred to as Barracuda Energize Updates, provide hourly spam, anti-malware and security updates, and are required to be purchased to access our solutions. The subscriptions also entitle customers to phone support and software updates on a when and if available basis. We have determined that the elements of our customer arrangements, including the appliance and subscription, do not qualify for treatment as a separate unit of accounting. Accordingly, all fees received under our customer agreements are accounted for as a single unit of accounting, and, except for any upfront fees for the appliance, such fees are recognized ratably on a daily basis over the term of the subscription agreement. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Recognition of revenue commences when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collectability is deemed reasonably assured and the services have commenced.

We receive an upfront fee from customers for delivery and transfer of title for their appliance. No further fees related to the appliance are required to be paid by the customer in subsequent periods. Because the appliance does not have value to the customer on a stand-alone basis and requires a subscription agreement to access our solutions, the delivery of the appliance does not represent the culmination of a separate earnings process associated with the payment of the upfront fee. Accordingly, the amount of the upfront fee is recorded as deferred revenue upon invoicing and the amount is recognized as revenue ratably on a daily basis over the estimated average customer relationship period of three years.

Customers have a 30-day right to return, after which time the arrangement is non-cancelable. We make estimates and maintain a reserve for expected customer cancellations. These estimates involve inherent uncertainties and management judgment.

Cost of Revenue

Cost of revenue consists of costs related to our appliance and subscription revenue. Such costs include hardware, manufacturing, shipping and logistics, customer support, warranty, personnel costs, data center costs and amortization of intangible assets related to acquired technology. We jointly manage the cost of providing appliances and subscription services and, accordingly, we present aggregate cost of revenues.

Deferred Revenue

Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized as revenue within one year is recorded as current deferred revenue and the remaining portion is recorded as noncurrent deferred revenue.

Warranty and Instant Replacement Service

We provide a standard one-year warranty on our appliances. We also offer separately priced extended warranty contracts on our appliances, which entitle customers to expedited replacement hardware, with next business day shipping, on our appliances. Such separately-priced extended warranty contracts are available to customers coterminous with the standard one-year warranty. Revenue from extended warranty contracts is recognized ratably over the contractual term. Costs associated with our standard warranty and extended warranty contracts are expensed as incurred. Total warranty costs, including costs incurred under our instant replacement extended warranty contracts and costs to support our standard one-year appliance warranty, in fiscal 2014, 2013 and 2012 were $5.2 million, $4.9 million and $2.8 million, respectively.

Deferred Appliance Costs

We receive an upfront fee from our customers related to the sale of our appliance. We defer the costs of the appliance, including shipping costs, as they are directly related to the revenues that we derive from the sale of the appliance. Such deferred costs are amortized ratably over the estimated average customer relationship period of three years. Amortization of deferred appliance costs is included in costs of revenues in the accompanying consolidated statements of operations.

Deferred Commissions

We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Sales commissions are deferred when earned and amortized over the same period that revenues are recognized. Commission payments are paid in full after the customer has paid. Amortization of deferred commission costs is included in sales and marketing costs in the accompanying consolidated statements of operations.

Income Taxes

We account for income taxes using the liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in our tax returns. Deferred taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe, based upon the weight of available evidence, that it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected from each subsidiary and considering prudent and feasible tax planning strategies.

We account for uncertainty in income taxes recognized in our financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by the taxing authorities, based on the technical merits of the position. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expense as incurred. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are capitalized if material. No software development costs have been capitalized in the periods presented.

Advertising Costs

We expense advertising costs as incurred. Advertising expense totaled $56.7 million, $52.9 million and $46.5 million for fiscal 2014, 2013 and 2012, respectively.

Stock-Based Compensation

We record stock-based compensation awards based on fair value as of the grant date. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our employee stock options on the dates of grant. The grant date fair value of restricted stock units is based on the fair value of our common stock, which is the closing market price of our common stock on the grant date. Prior to our IPO, our board of directors considered numerous objective and subjective factors to determine the fair value of our common stock at each grant date. These factors included, but were not limited to, (i) contemporaneous valuations of common stock performed by unrelated third-party specialists; (ii) the prices for our Preferred Stock sold to outside investors; (iii) the rights, preferences and privileges of our Preferred Stock relative to our common stock; (iv) the lack of marketability of our common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our Company, given prevailing market conditions.

Given our limited history with employee grants, we use the “simplified” method in estimating the expected term for stock option awards. The “simplified” method, as permitted by the SEC, is calculated as the average of the contractual term and the average vesting period. Estimated volatility is based upon the historical volatility of similar entities whose share prices are publicly available, as we did not have sufficient trading history for our common stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award. The expected dividend assumption is based on our current expectations about our anticipated dividend policy.

We amortize the fair value of an award expected to vest on a straight-line basis over the requisite service period of the award, which is generally the period from the grant date to the end of the vesting period. For awards with service only conditions and a graded vesting schedule, we elected to recognize costs on a straight-line basis. We use historical data to estimate the number of future forfeitures.

Foreign Currency

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. We record net gains and losses resulting from foreign exchange transactions in other income (expense), net in the consolidated statement of operations.

Accumulated Other Comprehensive Income (Loss)

The accumulated other comprehensive loss balance consists of unrealized gains and losses on available-for-sale securities and translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the euro.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update which provided guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits (“UTBs”) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This standard can be applied prospectively or retrospectively and applies to annual or interim periods beginning after December 15, 2013, but early adoption is permitted. We are electing to apply the new standard prospectively. The adoption of this standard did not result in a material effect on our financial position.

In February 2013, the FASB issued an accounting standards update which addressed the presentation of amounts reclassified from accumulated other comprehensive income (loss). This update does not change current financial reporting requirements, instead an entity is required to cross-reference to other required disclosures that provide additional detail about amounts reclassified out of accumulated other comprehensive income (loss). In addition, the guidance requires an entity to present significant amounts reclassified out of accumulated other comprehensive income (loss) by line item of net income (loss) if the amount reclassified is required to be reclassified to net income (loss) in its entirety in the same reporting period. This standard is effective prospectively for reporting periods beginning after December 15, 2012. We adopted this standard during the first quarter of fiscal 2014 and did not have material amounts reclassified in fiscal 2014. Since the standard impacts financial statement disclosure requirements only, we did not have material effects on our results of operations, financial position or liquidity.

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	February 28,
	2014	2013
Cash and cash equivalents:
Cash	$41,331	$20,812
Money market funds	94,548	9,283

Total	$135,879	$30,095

Marketable securities:
Equity securities	$—	$1,550

We did not have any marketable securities as of February 28, 2014. The following table summarizes our marketable securities as of February 28, 2013 (in thousands):

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

Cash equivalents and marketable securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We have no financial assets or liabilities measured utilizing Level 2 or 3 inputs.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$94,548	$—	$—	$94,548

	February 28, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$9,283	$—	$—	$9,283
Equity securities	1,550	—	—	1,550

	$10,833	$—	$—	$10,833

Inventories

Inventories consisted of the following (in thousands):

	February 28,
	2014	2013
Raw materials	$3,038	$3,042
Finished goods	3,759	2,789
Reserves	(1,149)	(693)

	$5,648	$5,138

Deferred Costs

Deferred costs consisted of the following (in thousands):

	February 28,
	2014	2013
Appliance	$35,000	$27,751
Commissions	15,279	11,719

	$50,279	$39,470

Property and Equipment

Property and equipment consisted of the following (in thousands):

	February 28,
	2014	2013
Land	$5,100	$5,100
Building	6,549	6,549
Computer hardware and software	11,711	8,656
Vehicles, machinery and equipment	2,462	1,478
Leasehold improvements	2,560	1,488

	28,382	23,271
Less: accumulated depreciation and amortization	7,824	6,299

	$20,558	$16,972

Depreciation and amortization expense related to property and equipment was $3.8 million, $2.8 million and $2.1 million for fiscal 2014, 2013 and 2012, respectively.

Investment in Non-marketable Equity Security

In October 2011, we acquired stock in a privately held company for $750,000, which represents an ownership interest of approximately 24%. Under the equity method of accounting, we recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly. For fiscal 2014, 2013 and 2012, our proportionate share of the investee’s earnings and losses was not material.

The investment is classified in other noncurrent assets in the consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2013	$(1,169)	$57	$(1,112)
Other comprehensive income (loss) before reclassifications	352	(19)	333
Amounts reclassified from accumulated other comprehensive income (loss)	—	(38)	(38)

Other comprehensive income (loss)	352	(57)	295

Balance as of February 28, 2014	$(817)	$—	$(817)

The effects on net loss of amounts reclassified from accumulated other comprehensive income (loss) were as follows (in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Year Ended February 28, 2014	Affected Line Item in the Consolidated Statement of Operations
Unrealized gains on available-for-sale securities	$61	Other income (expense), net
Tax effect	(23)	Benefit for income taxes

Total reclassifications for the period	$38

3. Acquisitions

SignNow

In April 2013, we completed our acquisition of SignNow, Inc. (“SignNow”), a privately-held provider of mobile eSignature applications located in California. The acquisition of SignNow will enable us to expand our cloud-based offerings. We acquired all outstanding stock of SignNow for aggregate consideration of $6.7 million. In addition, $4.5 million of cash consideration is contingent upon the continued employment of certain key employees of SignNow and is recognized as compensation expense over the requisite service period. We assumed $0.6 million of unvested SignNow stock options, which will be recorded as stock compensation expense over the weighted-average remaining service period of 3.0 years from the date of acquisition.

We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$56
Accounts receivable	110
Developed technology	4,780
Customer relationships	510
Trade name	390
Goodwill	1,825
Accrued expenses	(340)
Deferred tax liability	(612)

Total value of assets acquired and liabilities assumed	$6,719

As of the acquisition date, developed technology, customer relationships and trade name had weighted-average useful lives of 5.0 years, 7.0 years and 10.0 years, respectively. The total weighted-average useful life is 5.5 years. The goodwill is primarily attributed to the synergies expected to arise after the acquisition. No goodwill was deemed to be deductible for income tax purposes.

Included in our results of operations for the year ended February 28, 2014 are $0.6 million and $1.6 million of revenue and net loss, respectively, attributable to SignNow since the date of acquisition. The following table presents our unaudited pro forma revenue and net loss for periods presented, assuming the acquisition had occurred on March 1, 2012 (in thousands):

	Year Ended February 28,
	2014	2013
Pro forma revenue	$233,912	$199,006

Pro forma net loss attributable to Barracuda Networks, Inc.	$(4,303)	$(10,873)

BitLeap, LLC

In September 2008, we acquired BitLeap, LLC, a privately held company, and were required to pay contingent consideration in cash and stock based upon the attainment of certain earnings milestones over a period of four years ended September 2012. During fiscal 2013, we recorded $5.6 million of such consideration, which became due and was recorded as additional goodwill. No additional contingent consideration is due under this arrangement.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

	February 28,
	2014	2013
Balance at beginning of fiscal year	$33,778	$28,430
Contingent consideration earned	—	5,580
Goodwill acquired	1,825	—
Effect of foreign exchange rates	411	(232)

Balance at end of fiscal year	$36,014	$33,778

Intangible assets subject to amortization are summarized as follows (in thousands):

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,315	$21,111	$5,204
Software license	400	400	—
Customer relationships	7,463	5,794	1,669
Patents	1,625	873	752
Trade name	663	305	358
Acquired developed software	200	200	—

	$36,666	$28,683	$7,983

	February 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$21,403	$16,910	$4,493
Software license	400	400	—
Customer relationships	6,814	4,708	2,106
Patents	1,625	687	938
Trade name	273	259	14
Acquired developed software	200	177	23

	$30,715	$23,141	$7,574

In addition to the above, we maintain other intangible assets not subject to amortization, principally related to the domain name www.barracuda.com, of $437,000 and $409,000 as of February 28, 2014 and 2013, respectively.

Amortization expense for fiscal 2014, 2013 and 2012 was $5.4 million, $5.5 million and $6.0 million, respectively.

As of February 28, 2014, amortization expense for intangible assets for each of the next five years is as follows: $3.0 million in fiscal 2015, $1.7 million in fiscal 2016, $1.5 million in fiscal 2017, $1.2 million in fiscal 2018, $0.3 million in fiscal 2019 and $0.3 million thereafter.

5. Recapitalization Transaction

In October 2012, we completed our recapitalization pursuant to a recapitalization agreement entered into with our founders and their affiliates and certain of our existing investors. As part of the recapitalization agreement, we (i) declared $130.0 million of cash dividends, which was recorded as an increase to accumulated deficit, (ii) sold 7,575,973 shares of our Series B redeemable convertible preferred stock (“Series B Preferred Stock”) to certain of our existing investors at a price per share of approximately $16.84, for an aggregate purchase price of $127.5 million and (iii) repurchased 7,575,973 shares of common stock from our founders and their affiliates at a price per share of approximately $16.84, which was determined to be the fair value after giving consideration to the control premium, for an aggregate repurchase price of $127.5 million. The shares of our common stock which we repurchased were subsequently cancelled.

6. Redeemable Convertible Preferred Stock

Prior to our initial public offering in November 2013, we had Series A and B redeemable convertible preferred stock (collectively “Convertible Preferred Stock”), all of which converted to 17,626,227 shares of common stock on a one-to-one basis in connection with our IPO. Significant terms were as follows:

Conversion—Each share of Convertible Preferred Stock was convertible at the option of the holder into common stock using a conversion rate of $3.98 and $16.84 per share, respectively, and would automatically convert into common stock in the event of an underwritten public offering of our common stock or upon the request of at least two thirds of the Preferred Stock then outstanding.

Voting—Convertible Preferred Stock had voting rights, on an as-if-converted basis, identical to common stock and should vote together with common stock, and not as separate classes.

Dividends—Any dividends declared or paid in any fiscal year would be made among the holders of Convertible Preferred Stock and common stock then outstanding in proportion to the greatest number of shares of common stock that would be held by each such holder if all Convertible Preferred Stock were converted at the then-effective conversion rate.

Liquidation—In the event of liquidation, the Series B holders were entitled to receive in preference to any distribution to Series A or common stock holders, a liquidation preference equal to the greater of (i) $21.04 and (ii) the amount to which such holder of Series B would be entitled to receive upon a liquidation if such holders of Series B were converted into common stock, plus any dividends declared but unpaid on such shares. The holders of Series A were entitled to receive in preference to any distribution to holders of common stock, a liquidation preference equal to the greater of (i) $5.97 and (ii) the amount to which such holder of Series A would be entitled to receive upon a liquidation if such holders of Series A were converted into common stock, plus any dividends declared but unpaid on such shares. Any surplus assets or funds would then be distributed ratably between the holders of common stock.

If assets and funds were insufficient to meet the liquidation preference of the Convertible Preferred Stock such assets and funds would first be distributed ratably between the holders of Series B in proportion to the full amounts they would otherwise be entitled to receive and then to holders of Series A in proportion to the full amounts they would otherwise be entitled to receive.

Redemption—In October 2017, all outstanding shares of Convertible Preferred Stock would be eligible to be redeemed for cash in full upon a written notice by at least two-thirds of the holders of the outstanding Convertible Preferred Stock. In the event of redemption, each holder of the Convertible Preferred Stock would be entitled to receive the original issue price per share ($3.98 for each share of Series A and $16.84 for each share of Series B), plus all unpaid dividends on such shares that were declared.

Costs related to the issuance of Convertible Preferred Stock have been accreted to additional paid-in capital.

7. Stockholders’ Deficit

Authorized Stock

The Company is authorized to issue 1,020,000,000 shares, consisting of 1,000,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors is authorized, without stockholder approval, except as required by the listing standards of the New York Stock Exchange, to issue additional shares of our capital stock.

Common Stock

Dividend Rights—Subject to preferences that may apply to any shares of preferred stock outstanding at the time, the holders of our common stock are entitled to receive dividends out of funds legally available if our board of directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that our board of directors may determine.

Voting Rights—Holders of our common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders.

Preemptive or Similar Rights—Our common stock is not entitled to preemptive rights, and is not subject to conversion, redemption or sinking fund provisions.

Liquidation Distributions—If we become subject to a liquidation, dissolution or winding-up, the assets legally available for distribution to our stockholders would be distributable ratably among the holders of our common stock and any participating preferred stock outstanding at that time, subject to prior satisfaction of all outstanding debt and liabilities and the preferential rights of and the payment of liquidation preferences, if any, on any outstanding shares of preferred stock.

Preferred Stock

Our board of directors is authorized to issue preferred stock in one or more series, to establish the number of shares to be included in each series, and to fix the designation, powers, preferences and rights of the shares of each series and any of its qualifications, limitations or restrictions. Our board of directors may also authorize the issuance of preferred stock with voting or conversion rights that could adversely affect the voting power or other rights of the holders of our common stock.

Stock Option Plan and Restricted Stock Units

Our 2004 Stock Option Plan (the “2004 Plan”) authorized the board of directors to grant incentive stock options and non-statutory stock options, as well as issue shares of restricted stock to employees, directors and consultants. In May 2012, our board of directors approved the termination of the 2004 Plan and the introduction of the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted vest over four years contingent upon employment or service with us on the vesting date. The following table presents shares authorized and available for grant:

Shares Available for Grant
Balance at February 28, 2013	1,103,101
Authorized	4,418,137
Granted	(908,940)
Canceled/forfeited	575,084

Balance at February 28, 2014	5,187,382

The following weighted-average input assumptions were used to estimate the fair value of employee stock option grants:

	Year Ended February 28/29,
	2014	2013	2012
Expected volatility	46%	44%	41–46%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.67%	0.97%	1.84%
Dividend yield	—	—	—
Estimated fair value of stock options granted during the year	$9.48	$5.34	$5.04

The following table summarizes stock option activity under our plans:

	Options Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at February 28, 2013	4,868,974	$11.23
Granted	741,357	17.90
Assumed from acquisition	59,726	1.51
Exercised	(420,969)	7.86
Canceled/forfeited	(575,084)	12.83

Balance at February 28, 2014	4,674,004	12.27

As of February 28, 2014:
Vested and exercisable	2,270,378	$10.42	6.41	$57,972
Vested and expected to vest	4,457,458	12.06	7.50	106,491

During fiscal 2014, 2013 and 2012, the total grant-date fair value of stock options vested was $6.0 million, $3.7 million and $1.5 million, respectively. During fiscal 2014, 2013 and 2012, the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the value of our common stock at the date of exercise, was $6.5 million, $10.3 million and $0.6 million, respectively.

As of February 28, 2014, there was $14.6 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures, expected to be recognized over a weighted-average period of 2.69 years. To the extent the forfeiture rate is different from what management has anticipated, stock-based compensation related to these awards will be different from management’s expectations.

The following table summarizes RSU activity under our plan:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at February 28, 2013	1,256,668	$12.64
Granted	167,583	21.87
Vested	(348,234)	12.64

Unvested at February 28, 2014	1,076,017	14.08

Expected to vest after February 28, 2014	1,001,455	$14.08

As of February 28, 2014, there was $13.1 million of unrecognized compensation cost related to unvested RSUs, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.65 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Total stock-based compensation expense has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
Cost of revenue	$201	$146	$51
Research and development	2,374	2,059	766
Sales and marketing	2,067	1,182	527
General and administrative	6,195	5,400	527

	$10,837	$8,787	$1,871

Change in Non-controlling Interest

During the fourth quarter of fiscal 2014, we obtained the remaining ownership interest in a subsidiary in which we had previously owned approximately 67%. As a result, the carrying amount of the non-controlling interest was adjusted and recognized in additional paid-in capital attributable to the Company. Prior to becoming wholly-owned, the non-controlling interest was reported in the consolidated balance sheet within stockholders’ deficit separately from the Company and its net income and loss were reported in the consolidated statement of operations, which included the amounts attributable to the Company and the non-controlling interest.

8. Income Taxes

Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
United States	$(6,165)	$(9,206)	$5,226
Foreign	(4,787)	(4,063)	(5,933)

Total	$(10,952)	$(13,269)	$(707)

The provision (benefit) for income taxes consists of the following (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
Current:
Federal	$4,760	$6,824	$9,860
State	574	940	537
Foreign	734	526	517

Total	6,068	8,290	10,914

Deferred:
Federal	(10,231)	(11,507)	(9,501)
State	(1,109)	(617)	(770)
Foreign	(1,293)	(1,250)	(1,096)

Total	(12,633)	(13,374)	(11,367)

Total benefit for income taxes	$(6,565)	$(5,084)	$(453)

Deferred tax assets (liabilities) comprise the following (in thousands):

	February 28,
	2014	2013
Deferred tax assets:
Deferred revenue	$53,619	$41,577
Reserves and other	6,227	6,159
Research and development credits	2,419	2,003
Net operating losses	6,675	6,389

Total deferred tax assets	68,940	56,128
Valuation allowance	(6,685)	(7,008)

Total deferred tax assets, net of valuation allowance	62,255	49,120

Deferred tax liabilities:
Depreciation and amortization	(2,899)	(1,675)
Prepaid expense and other	(569)	(347)
Other deferred tax liabilities	(460)	(667)

Total deferred tax liabilities	(3,928)	(2,689)

Net deferred tax assets	$58,327	$46,431

The following is a reconciliation of the statutory federal income tax to our reported income tax expense (benefit) (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
Tax at federal statutory rate	$(3,833)	$(4,644)	$(247)
State taxes, net of federal benefit	(713)	(11)	(423)
Non-deductible expenses	736	289	146
Stock-based compensation	1,227	910	461
Legal entity rationalization	(3,541)	—	—
Change in valuation allowance	346	—	—
Foreign rate differential	790	535	1,373
Research and development credits	(933)	(1,331)	(726)
Domestic production activities deduction	(445)	(760)	(1,023)
Other	(199)	(72)	(14)

	$(6,565)	$(5,084)	$(453)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Based on the available objective evidence, management believes it is more likely than not that a portion of its net deferred tax assets may not be realized in the future. Accordingly, a valuation allowance of $6.7 million is provided against our deferred tax assets, primarily related to foreign net operating losses, state research credits and net operating losses acquired as part of our acquisitions. The net change in valuation allowance for fiscal 2014 was a decrease of approximately $0.3 million primarily related to expiration of foreign net operating losses previously subject to valuation allowance partially offset by a full valuation allowance placed against domestic subsidiary’s net deferred tax assets.

As of February 28, 2014, we had $3.3 million of federal and $9.0 million of state net operating loss carryforwards available. If not utilized, the federal net operating losses expire in various fiscal years ending between 2019 and 2029. The state net operating losses expire in various fiscal years ending between 2015 and 2029. We have foreign net operating losses of approximately $20.4 million. Of these, approximately $19.6 million of the net operating losses can be carried forward indefinitely. The remaining foreign net operating losses expire in various fiscal years, starting with fiscal 2016, if not utilized.

We had research and development credit carryforwards of approximately $0.3 million, $3.2 million and $0.1 million for federal, California and other state income tax purposes, respectively. If not utilized, the federal research and development credit begins to expire in 2028 while the California credit can be carried forward indefinitely. If not utilized, other state research and development credit begins to expire in 2021.

Utilization of our net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of February 28, 2014, we had $5.0 million of cumulative undistributed earnings of its foreign subsidiaries. Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such undistributed earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of an unrecognized deferred tax liability related to these earnings is not practicable.

Our total unrecognized tax benefits as of February 28, 2014, February 28, 2013 and February 29, 2012 were $5.0 million, $4.0 million and $4.2 million, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.0 million, $3.1 million and $2.5 million as of February 28, 2014, February 28, 2013 and February 29, 2012, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
Balance at beginning of year	$3,971	$4,150	$3,026
Tax positions related to the current year:
Increases	1,208	1,122	978
Tax positions related to prior years:
Increases	—	76	1,009
Decreases	(1)	(1,341)	(528)
Settlements with taxing authorities:
Releases—statute of limitations expired	(198)	(36)	(335)

Balance at the end of the year	$4,980	$3,971	$4,150

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During fiscal 2014, 2013 and 2012, interest and penalties recorded in the consolidated statements of operations were an increase of $229,000, $92,000 and $8,000, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of February 28, 2014 and February 28, 2013 were $675,000 and $446,000, respectively. We do not believe there will be material changes in our unrecognized tax positions over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The statute of limitations remains open to audit for fiscal 2010 through 2014 in the U.S federal and state jurisdictions, and for fiscal 2008 through 2014 in foreign jurisdictions.

9. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Year Ended February 28/29,
	2014	2013	2012
North America	$169,896	$147,231	$113,934
United States	159,036	138,879	106,760
Other	10,860	8,352	7,174
Latin America	3,380	3,290	3,183
Asia-Pacific	16,245	14,497	12,475
EMEA	44,266	33,913	31,328

Total	$233,787	$198,931	$160,920

Revenue earned in any one foreign country did not exceed 10% of total revenue in fiscal 2014, 2013 or 2012.

Long-lived assets, excluding intercompany receivables, investments in subsidiaries, intangible assets and deferred tax assets, by geographic region are presented as follows (in thousands):

	February 28,
	2014	2013
United States	$42,836	$34,873
International	4,145	3,087

Total	$46,981	$37,960

10. Borrowings

Note Payable

In December 2011, as part of the purchase of land and buildings in California related to our headquarters, we assumed a note payable of $5.3 million with a financial institution bearing interest at 6.23% per annum. The estimated fair value of the note payable approximates its carrying value. The debt is repayable in equal monthly payments of principal and interest of $44,445, with a final payment of unpaid principal and interest in July 2017. Penalty interest of 0.0625% is due on default of payments, and prepayment of amounts owed are subject to a prepayment fee calculated as the greater of a) 1% of the principal being repaid and b) the present value of the future principal and interest payments less the principal repaid. Interest expense for fiscal 2014, 2013 and 2012, was $310,000, $357,000 and $28,000, respectively, and was recorded within other income (expense), net in the consolidated statement of operations.

Minimum principal payments for our note payable are as follows (in thousands):

Fiscal Years Ending February 28/29
2015	$237
2016	252
2017	268
2018	4,115
2019	—

$4,872

Credit Facility

In connection with the recapitalization agreement (Note 5), we entered into a $40.0 million credit facility with Silicon Valley Bank (“SVB”) consisting of a revolving loan facility which included a letter of credit sub facility of up to $10.0 million. In December 2013, the credit facility was amended to reduce the amount to $25.0 million and to reduce the unused line fee to 0.200% per quarter of the unused portion. The credit facility remains set to expire in October 2014. The credit facility is secured by substantially all of our assets, and contains restrictive covenants as described in the agreement. On drawing on the credit facility, the covenants require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, in excess of $25.0 million for any trailing four quarter period and a minimum adjusted quick ratio in excess of 0.5 as of the last day of each month. The minimum required adjusted quick ratio will increase to 1.1 over the term of the credit facility. The adjusted quick ratio is calculated as the ratio of qualified cash plus net billed accounts receivable to consolidated current liabilities plus revolving credit extensions under the credit facility, less (i) any deferred payments in connection with permitted acquisitions and (ii) the current portion of deferred revenue. ABR loans under the credit facility bear interest at a rate per annum equal to the highest of the prime rate, the federal funds effective rate plus 0.5% and the eurodollar rate for a one-month interest period plus 1%. Eurodollar loans under the credit facility bear interest at a rate per annum equal to the eurodollar rate plus 1.5%. The adjusted credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 28, 2014.

11. Commitments and Contingencies

Lease Arrangements

We lease facilities and equipment under non-cancelable operating lease arrangements with various expiration dates through fiscal 2019. Certain of these arrangements provide for free or escalating rent payment provisions and for options to renew, which could increase future minimum lease payments if exercised. We account for rent of our facilities on a straight-line basis over the respective lease terms. Rent expense was approximately $2.9 million, $2.0 million and $2.6 million in fiscal 2014, 2013 and 2012, respectively.

Minimum payments under our operating leases agreements are as follows (in thousands):

Fiscal Years Ending February 28/29
2015	$2,072
2016	1,741
2017	1,707
2018	1,295
2019	415

$7,230

Other Commitments

We purchase components from a variety of suppliers. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we place purchase orders with our suppliers to procure inventory. As of February 28, 2014, we had total non-cancelable purchase commitments for inventory of $3.0 million. Additionally, we had non-cancelable commitments for non-inventory purchases of $0.3 million as of February 28, 2014.

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

On April 23, 2014, Selene Communication Technologies (“Selene”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Selene has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss.

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

12. Employee Benefit Plan

Our 401(k) tax-deferred savings plan (the “401(k) Plan”) permits eligible U.S. participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. In April 2013, our board of directors approved our matching of employee contributions up to a limit of 1.25% of each employee’s eligible earnings (with a maximum payment of $1,000) or, if we meet certain performance objectives, up to a limit of 2.5% of each employee’s eligible earnings (with a maximum payment of $2,000). We have incurred 401(k) Plan contribution expenses of $836,000 in fiscal 2014.

13. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the date of our IPO, we considered our Series A and Series B redeemable convertible preferred stock as participating securities. In the event a dividend was declared or paid on our common stock, holders of Series A and Series B redeemable convertible preferred stock were entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Immediately after the completion of our IPO in November 2013, all outstanding shares of redeemable convertible preferred stock converted to common stock.

Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. Diluted net income (loss) per share attributable to common stockholders is computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units, common stock subject to repurchase or forfeiture and redeemable convertible preferred stock using the treasury stock method. For periods in which there is a net loss, the number of shares used in the computation of diluted net loss per share is the same as that used for the computation of basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock do not have a contractual obligation to share in our losses.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to common stockholders under the two-class method (in thousands, except per share amounts):

	Year Ended February 28/29,
	2014	2013	2012
Basic:
Net income (loss) attributable to common stockholders:
Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605
Accretion to redemption value of redeemable convertible preferred stock	—	(1,812)	—
Undistributed earnings allocated to redeemable convertible preferred stockholders	—	—	(139)

Net income (loss) attributable to common stockholders	$(3,626)	$(9,203)	$466

Shares used to compute net income (loss) per share attributable to common stockholders:
Weighted-average common shares outstanding	35,355	32,037	33,865
Less: Weighted-average shares subject to repurchase or forfeiture	—	(6)	(36)

Weighted-average shares used to compute net income (loss) per share, basic	35,355	32,031	33,829

Diluted:
Net income (loss) attributable to Barracuda Networks, Inc.	$(3,626)	$(7,391)	$605
Accretion to redemption value of redeemable convertible preferred stock	—	(1,812)	—

Net income (loss) attributable to common stockholders	$(3,626)	$(9,203)	$605

Weighted-average common shares used to compute net income (loss) per share, basic	35,355	32,031	33,829
Add weighted-average effect of dilutive securities:
Stock options and restricted stock units	—	—	1,440
Common stock subject to repurchase or forfeiture	—	—	36
Redeemable convertible preferred stock	—	—	10,050

Weighted-average shares used to compute net income (loss) per share, diluted	35,355	32,031	45,355

Net income (loss) per share attributable to common stockholders:
Basic	$(0.10)	$(0.29)	$0.01

Diluted	$(0.10)	$(0.29)	$0.01

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2014, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2014 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Our board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our chief executive officer, chief financial officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is posted on the investor relations page on our website which is located at http://investor.barracuda.com. We will post any amendments to our code of business conduct and ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2014 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended February 28/29,
	2014	2013	2012
Allowance for doubtful accounts:
Beginning balance	$1,252	$1,339	$924
Charged to costs and expenses	885	(77)	424
Bad debt write-offs	(3)	(10)	(9)

Ending balance	$2,134	$1,252	$1,339

Sales return reserve:
Beginning balance	$2,371	$1,977	$1,724
Charged to deferred revenue	16,901	13,072	11,347
Sales returns	(17,410)	(12,678)	(11,094)

Ending balance	$1,862	$2,371	$1,977

All other schedules have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2014.

BARRACUDA NETWORKS, INC.

By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints William D. Jenkins, Jr. and David Faugno, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Jenkins, Jr. William D. Jenkins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2014

/s/ David Faugno David Faugno	Chief Financial Officer (Principal Financial Officer)	April 29, 2014

/s/ Dustin Driggs Dustin Driggs	Corporate Controller (Principal Accounting Officer)	April 29, 2014

/s/ Jeffry R. Allen Jeffry R. Allen	Lead Independent Director	April 29, 2014

/s/ Dipanjan Deb Dipanjan Deb	Director	April 29, 2014

/s/ Dean M. Drako Dean M. Drako	Director	April 29, 2014

/s/ James J. Goetz James J. Goetz	Director	April 29, 2014

Signature	Title	Date

/s/ David R. Golob David R. Golob	Director	April 29, 2014

/s/ Zachary S. Levow Zachary S. Levow	Director	April 29, 2014

/s/ Michael D. Perone Michael D. Perone	Director	April 29, 2014

/s/ Gordon L. Stitt Gordon L. Stitt	Director	April 29, 2014

/s/ Kevin B. Thompson Kevin B. Thompson	Director	April 29, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36162	3.1	January 13, 2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36162	3.2	January 13, 2014

4.1	Amended and Restated Investors’ Rights Agreement dated as of October 3, 2012, between the registrant and the other parties thereto	S-1	333-191510	4.1	October 1, 2013

4.2	Specimen common stock certificate of the registrant	S-1/A	333-191510	4.2	October 11, 2013

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-191510	10.1	October 1, 2013

10.2	2004 Stock Option Plan, and form of agreements thereunder	S-1	333-191510	10.2	October 1, 2013

10.3	2012 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1/A	333-191510	10.3	October 23, 2013

10.4	SignNow 2011 Equity Incentive Plan, form of agreements thereunder	S-1	333-191510	10.4	October 1, 2013

10.5	Purewire, Inc. 2008 Stock Incentive Plan, form of agreements thereunder	S-1	333-191510	10.5	October 1, 2013

10.6	Offer Letter, between the registrant and William D. Jenkins, Jr., dated June 7, 2013	S-1	333-191510	10.6	October 1, 2013

10.7	Offer Letter, between the registrant and David Faugno, dated June 30, 2012	S-1	333-191510	10.7	October 1, 2013

10.8	Offer Letter, between the registrant and Michael D. Perone, dated July 24, 2013	S-1	333-191510	10.8	October 1, 2013

10.9	Offer Letter, between the registrant and Diane C. Honda, dated September 13, 2012	S-1	333-191510	10.9	October 1, 2013

10.10	Offer Letter, between the registrant and Michael D. Hughes, dated August 25, 2012	S-1	333-191510	10.10	October 1, 2013

10.11	Offer Letter, between the registrant and Zachary S. Levow, dated July 24, 2013	S-1	333-191510	10.11	October 1, 2013

10.12	Purchase and Sale Agreement and Escrow Instructions dated as of July 31, 2011, between the registrant and Bryan Family Partnership II, Ltd.	S-1	333-191510	10.12	October 1, 2013

10.13	Credit Agreement dated as of October 3, 2012, between the registrant and Silicon Valley Bank	S-1	333-191510	10.13	October 1, 2013

10.14	Lease dated as of June 19, 2013, between the registrant and M West Propco XVII, LLC	S-1	333-191510	10.14	October 1, 2013

10.15†	Recapitalization Agreement dated as of August 23, 2012, among the registrant and the other parties thereto	S-1	333-191510	10.15	October 1, 2013

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.16†	Amendment No. 1 and Waivers to Recapitalization Agreement, dated as of October 3, 2012, among the registrant and the other parties thereto	S-1	333-191510	10.16	October 1, 2013

10.17	Lease dated as of May 24, 2012, between the registrant and 317 Maynard LLC	S-1	333-191510	10.17	October 1, 2013

10.18	Indemnification Agreement dated as of April 13, 2012, between the registrant and David Faugno	S-1	333-191510	10.18	October 1, 2013

10.19	Summary of 2014 Executive Bonus Plan	S-1/A	333-191510	10.19	October 11, 2013

21.1	List of subsidiaries of registrant	S-1	333-191510	21.1	October 1, 2013

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Faugno, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certifications of William D. Jenkins, Jr., Chief Executive Officer, and David Faugno, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

†	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.
*

The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.