Form 10-Q
period 2014-05-31
BARRACUDA NETWORKS INC
filed 2014-07-11
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

The number of shares outstanding of the registrant’s common stock outstanding as of June 30, 2014 was 51,482,390.

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

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the SEC as exhibits to this Quarterly Report on Form 10-Q with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

Unless expressly indicated or the context requires otherwise, the terms “we,” “our,” “us,” “Barracuda” and “the Company” in this document refer to Barracuda Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Barracuda” may also refer to our products, regardless of the manner in which they are accessed.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	May 31, 2014	February 28, 2014
Assets
Current assets:
Cash and cash equivalents	$141,558	$135,879
Accounts receivable, net of allowance for doubtful accounts of $2,194 and $2,134 as of May 31, 2014 and February 28, 2014, respectively	32,965	27,836
Inventories, net	4,918	5,648
Prepaid income taxes	1,222	1,147
Deferred costs	27,003	25,707
Deferred income taxes	31,940	30,156
Other current assets	3,853	3,753

Total current assets	243,459	230,126
Property and equipment, net	21,317	20,558
Deferred costs, non-current	25,546	24,572
Deferred income taxes, non-current	29,985	28,515
Other non-current assets	2,461	1,851
Intangible assets, net	7,440	8,420
Goodwill	35,969	36,014

Total assets	$366,177	$350,056

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$9,502	$13,743
Accrued payroll and related benefits	7,797	8,494
Other accrued liabilities	8,646	9,374
Deferred revenue	177,472	167,562
Deferred income taxes	260	260
Note payable	240	237

Total current liabilities	203,917	199,670
Long-term liabilities:
Deferred revenue, non-current	151,016	145,595
Deferred income taxes, non-current	83	84
Note payable, non-current	4,572	4,635
Other long-term liabilities	5,748	5,727
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of May 31, 2014 and February 28, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,430,238 and 51,045,196 shares issued and outstanding as of May 31, 2014 and February 28, 2014, respectively	52	52
Additional paid-in capital	284,865	278,551
Accumulated other comprehensive loss	(786)	(817)
Accumulated deficit	(283,290)	(283,441)

Total stockholders’ equity (deficit)	841	(5,655)

Total liabilities and stockholders’ equity (deficit)	$366,177	$350,056

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,
	2014	2013
Revenue:
Appliance	$20,836	$17,503
Subscription	45,373	38,774

Total revenue	66,209	56,277
Cost of revenue	14,406	13,074

Gross profit	51,803	43,203
Operating expenses:
Research and development	12,952	10,842
Sales and marketing	29,479	28,836
General and administrative	8,564	6,678

Total operating expenses	50,995	46,356

Income (loss) from operations	808	(3,153)
Other expense, net	(57)	(457)

Income (loss) before income taxes and non-controlling interest	751	(3,610)
Benefit (provision) for income taxes	(600)	1,047

Consolidated net income (loss)	151	(2,563)
Net loss attributable to non-controlling interest	—	159

Net income (loss) attributable to Barracuda Networks, Inc. (Note 8)	$151	$(2,404)

Net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)
Weighted-average shares used to compute net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	51,156	28,100
Diluted	53,605	28,100

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended May 31,
	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$151	$(2,404)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	31	(315)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0 and $41)	—	(67)
Less: reclassification adjustment for net (gains) losses included in net income	—	—

Net change	—	(67)

Other comprehensive income (loss)	31	(382)

Comprehensive income (loss) attributable to Barracuda Networks, Inc.	$182	$(2,786)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended May 31,
	2014	2013
Operating activities
Consolidated net income (loss)	$151	$(2,563)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,087	2,245
Stock-based compensation	3,082	2,497
Excess tax benefits from equity incentive plan	(1,772)	(11)
Loss on disposal of property and equipment	12	14
Deferred income taxes	(3,254)	47
Changes in operating assets and liabilities:
Accounts receivable, net	(5,094)	(1,200)
Inventories, net	730	(363)
Income taxes, net	1,024	(4,746)
Deferred costs	(2,282)	(3,086)
Other current assets	(29)	(513)
Other non-current assets	(1)	(207)
Accounts payable	(4,579)	(3,490)
Accrued payroll and related benefits	23	(1,119)
Other accrued liabilities	(52)	(554)
Other long-term liabilities	21	21
Deferred revenue	15,340	13,222

Net cash provided by operating activities	5,407	194
Investing activities
Purchase of investment in non-marketable equity and debt securities	(600)	—
Purchase of property and equipment	(1,589)	(1,663)
Business combinations, net of cash acquired	—	(6,176)

Net cash used in investing activities	(2,189)	(7,839)
Financing activities
Proceeds from issuance of common stock	2,340	7
Taxes paid related to net share settlement of equity awards	(1,125)	(465)
Dividends paid	—	(1,419)
Repurchase of common stock	—	(138)
Excess tax benefits from equity incentive plan	1,772	11
Extended (repayment of) employee loans	(463)	246
Repayment of note payable	(60)	(56)

Net cash provided by (used in) financing activities	2,464	(1,814)
Effect of exchange rate changes on cash and cash equivalents	(3)	(105)

Net increase (decrease) in cash and cash equivalents	5,679	(9,564)
Cash and cash equivalents at beginning of period	135,879	30,095

Cash and cash equivalents at end of period	$141,558	$20,531

See accompanying notes.

BARRACUDA NETWORKS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Overview and Basis of Presentation

Nature of Operations

Barracuda Networks, Inc., also referred to in this report as “we,” “our,” “us,” “Barracuda” or “the Company,” is headquartered in Campbell, California, and designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investments.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock-based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended May 31, 2014 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2014 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

The accompanying unaudited condensed consolidated financial statements include the accounts of Barracuda Networks, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our most recent Annual Report on Form 10-K. There have been no material changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Reclassifications

We have reclassified certain immaterial prior period amounts within our condensed consolidated statements of cash flows to conform to our current fiscal year presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update will effect for us beginning in the first quarter of fiscal year 2018, and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The method of adoption has not been determined yet by us. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

2. Balance Sheet Information

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents (in thousands):

	May 31, 2014	February 28, 2014
Cash	$46,954	$41,331
Money market funds	94,604	94,548

	$141,558	$135,879

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

Cash equivalents are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We have no financial assets or liabilities measured, on a recurring basis, utilizing Level 2 or 3 inputs.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	May 31, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$94,604	$—	$—	$94,604

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Money market funds	$94,548	$—	$—	$94,548

Inventories, Net

Inventories, net, consisted of the following (in thousands):

	May 31, 2014	February 28, 2014
Raw materials	$2,574	$3,038
Finished goods	3,421	3,759
Reserves	(1,077)	(1,149)

	$4,918	$5,648

Deferred Costs

Deferred costs consisted of the following (in thousands):

	May 31, 2014	February 28, 2014
Appliance	$37,033	$35,000
Commissions	15,516	15,279

	$52,549	$50,279

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	May 31, 2014	February 28, 2014
Land	$5,100	$5,100
Building	6,549	6,549
Computer hardware and software	13,015	11,711
Vehicles, machinery and equipment	2,471	2,462
Leasehold improvements	2,996	2,560

	30,131	28,382
Accumulated depreciation and amortization	(8,814)	(7,824)

	$21,317	$20,558

Depreciation and amortization expense related to property and equipment was $1.1 million and $0.8 million for the three months ended May 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2014	$(817)	$—	$(817)
Other comprehensive income (loss) before reclassifications	31	—	31
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	31	—	31

Balance as of May 31, 2014	$(786)	$—	$(786)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2013	$(1,169)	$57	$(1,112)
Other comprehensive income (loss) before reclassifications	(315)	(67)	(382)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	(315)	(67)	(382)

Balance as of May 31, 2013	$(1,484)	$(10)	$(1,494)

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

May 31,
2014
Balance at February 28, 2014	$36,014
Effect of foreign exchange rates	(45)

Balance at May 31, 2014	$35,969

Intangible assets subject to amortization are summarized as follows (in thousands):

	May 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,300	$(21,860)	$4,440
Software license	400	(400)	—
Customer relationships	7,448	(5,939)	1,509
Patents	1,625	(919)	706
Trade name	663	(315)	348
Acquired developed software	200	(200)	—

	$36,636	$(29,633)	$7,003

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,315	$(21,111)	$5,204
Software license	400	(400)	—
Customer relationships	7,463	(5,794)	1,669
Patents	1,625	(873)	752
Trade name	663	(305)	358
Acquired developed software	200	(200)	—

	$36,666	$(28,683)	$7,983

In addition to the above, we maintained other intangible assets not subject to amortization of $437,000 as of May 31, 2014 and February 28, 2014.

Amortization expense was $1.0 million and $1.4 million for the three months ended May 31, 2014 and 2013, respectively.

As of May 31, 2014, amortization expense for intangible assets in future periods was as follows: $2.0 million for the remainder of fiscal year 2015, $1.7 million for fiscal year 2016, $1.5 million for fiscal year 2017, $1.2 million for fiscal year 2018, $0.3 million for fiscal year 2019 and $0.3 million thereafter.

4. Stockholders’ Deficit

Stock Option Plan and Restricted Stock Units

Our 2012 Equity Incentive Plan (the “2012 Plan”) authorized the board of directors to grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted vest over four years contingent upon employment or service with us on the vesting date.

As of May 31, 2014, net of forecasted forfeitures, there was $13.9 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.65 years and $14.9 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 2.72 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation related to these equity awards will be different from management’s expectations.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended May 31,
	2014	2013
Cost of revenue	$52	$45
Research and development	748	630
Sales and marketing	582	334
General and administrative	1,700	1,488

	$3,082	$2,497

5. Income Taxes

For the three months ended May 31, 2014 and 2013, we recorded an income tax provision of $0.6 million and income tax benefit of $1.0 million, respectively.

The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income (loss) before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items and various discrete items.

6. Segment Information

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended May 31,
	2014	2013
North America	$48,319	$40,832
United States	45,330	38,237
Other	2,989	2,595
Latin America	809	975
Asia-Pacific	4,487	4,049
EMEA	12,594	10,421

	$66,209	$56,277

Our chief operating decision maker reviews the financial information presented on a consolidated basis for the purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

7. Commitments and Contingencies

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

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc., Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: U.S. Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and U.S. Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Selene has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

8. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was presented in conformity with the two-class method required for participating securities. Prior to the date of our initial public offering, we considered our Series A and Series B redeemable convertible preferred stock as participating securities. In the event a dividend was declared or paid on our common stock, holders of Series A and Series B redeemable convertible preferred stock were entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Immediately after the completion of our initial public offering in November 2013, all outstanding shares of redeemable convertible preferred stock were converted into common stock.

Through the date of our initial public offering, we utilized the two-class method to compute net income (loss) per share. Under the two-class method, basic net income (loss) per share attributable to common stockholders was computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders was determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. Diluted net income (loss) per share attributable to common stockholders was computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, RSUs, common stock subject to repurchase or forfeiture and redeemable convertible preferred stock using the treasury stock method. For periods in which there was a net loss, the number of shares used in the computation of diluted net loss per share was the same as that used for the computation of basic net loss per share, as the inclusion of dilutive securities would be anti-dilutive. Under the two-class method, the net income (loss) attributable to common stockholders was not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock did not have a contractual obligation to share in our losses.

The following table presents the calculation of basic and diluted net income (loss) per share attributable to Barracuda Networks, Inc. (in thousands, except per share amounts):

	Three Months Ended May 31,
	2014	2013
Basic:
Net income (loss) attributable to Barracuda Networks, Inc.	$151	$(2,404)
Weighted-average shares used to compute net income (loss) per share, basic	51,156	28,100

Net income (loss) per share attributable to Barracuda Networks, Inc., basic	$0.00	$(0.09)

Diluted:
Net income (loss) attributable to Barracuda Networks, Inc.	$151	$(2,404)
Weighted-average shares used to compute net income (loss) per share, basic	51,156	28,100
Add weighted-average effect of dilutive securities:
Stock options and RSUs	2,449	—

Weighted-average shares used to compute net income (loss) per share, diluted	53,605	28,100

Net income (loss) per share attributable to Barracuda Networks, Inc., diluted	$0.00	$(0.09)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 28, 2014. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

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

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, have been 94% and 97% for the three months ended May 31, 2014 and 2013, respectively.

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

The following presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended May 31,
	2014	2013
Gross billings	$87,600	$74,865
Year-over-year percentage increase	17%
Year-over-year percentage increase on a constant currency basis (1)	16%
Adjusted EBITDA	$19,427	$12,053
Adjusted EBITDA as a percentage of total revenue	29%	21%
Free cash flow	$4,203	$1,607
Free cash flow as a percentage of total revenue	6%	3%
Active subscribers at period end	214,339	184,232

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2013, which was the last day of our prior fiscal year’s first quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months Ended May 31,
	2014	2013
Total revenue	$66,209	$56,277
Total deferred revenue, end of period	328,488	274,444
Less: total deferred revenue, beginning of period	(313,157)	(261,243)
Add: deferred revenue adjustments	6,060	5,387

Total change in deferred revenue and adjustments	21,391	18,588

Gross billings	$87,600	$74,865

Year-over-year percentage increase	17%
Year-over-year percentage increase on a constant currency basis (1)	16%

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2013, which was the last day of our prior fiscal year’s first quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three months ended May 31, 2014, gross billings increased 17% over the prior year’s comparative period. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (dollars in thousands):

	Three Months Ended May 31,
	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$151	$(2,404)
Total deferred revenue, end of period	328,488	274,444
Less: total deferred revenue, beginning of period	(313,157)	(261,243)
Less: total deferred costs, end of period	(52,549)	(42,556)
Total deferred costs, beginning of period	50,279	39,470
Other expense, net	57	457
Provision (benefit) for income taxes	600	(1,047)
Depreciation and amortization (1)	2,087	2,245
Stock-based compensation	3,082	2,497
Acquisition and other non-recurring charges (2)	389	190

Adjusted EBITDA	$19,427	$12,053

Adjusted EBITDA as a percentage of total revenue	29%	21%

(1)	Represents expenses for the amortization of intangible assets, which relate to purchased intangible assets associated with our acquisitions, and property and equipment, as well certain losses on disposal of fixed assets.

(2)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Adjusted EBITDA increased to $19.4 million in the three months ended May 31, 2014 from $12.1 million in the three months ended May 31, 2013. The fluctuations in adjusted EBITDA from period to period were based primarily upon changes in gross billings and our investments in research and development.

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

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended May 31,
	2014	2013
Net cash provided by operating activities	5,407	194
Less: purchases of property and equipment	(1,589)	(1,663)
Acquisition and other non-recurring charges (1)	385	3,076

Free cash flow	$4,203	$1,607

Free cash flow as a percentage of total revenue	6%	3%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Free cash flow increased to $4.2 million in the three months ended May 31, 2014 from $1.6 million in the three months ended May 31, 2013. The increase in free cash flow was driven primarily by a $7.1 million increase in our net operating assets and liabilities primarily due to increased deferred revenue and lower tax payments in the three months ended May 31, 2014 and a $2.7 million change from a net loss in the three months ended May 31, 2013 to a net profit in the three months ended May 31, 2014 primarily due to increased revenue and a decline in sales and marketing expense as a percentage of total revenue in the three months ended May 31, 2014. The increases in cash flow were partially offset by a $2.7 million decrease in non-recurring charges mainly associated with the transition of our CEO in the three months ended May 31, 2013.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of May 31, 2014 and 2013, we had 214,339 and 184,232 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract and retain new customers.

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

Acquisition and Other Non-Recurring Charges

In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to our CEO transition, export compliance and acquisitions as our “acquisition and other non-recurring charges” throughout this Quarterly Report on Form 10-Q. These costs consist of the following:

CEO transition. Prior to fiscal year 2014, we incurred CEO transition costs including severance payments made to our former chief executive officer and related legal expenses, as well as recruitment and other fees related to the hiring of our current chief executive officer. These costs also included costs and bonuses related to the office of the CEO and bonuses for certain executives paid in connection with the transition. These costs were classified primarily as general and administrative expenses in our condensed consolidated statements of operations. We did not incur such costs in the three months ended May 31, 2014 and 2013. In the three months ended May 31, 2013, free cash flow included certain executive bonuses paid in connection with the transition.

Export compliance. Export compliance costs include legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission of our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expenses in our condensed consolidated statements of operations.

Acquisition costs. Acquisition costs include legal expenses incurred in connection with acquisitions as well as contingent consideration payments made under the terms of certain acquisition agreements. The acquisition-related legal expenses are classified as general and administrative expenses and the contingent consideration payments are primarily classified as research and development expenses in our condensed consolidated statements of operations.

The following tables present the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended May 31,
	2014	2013
Export compliance	$17	—
Acquisition costs	372	190

Total	$389	$190

The following tables present the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended May 31,
	2014	2013
CEO transition	$—	$1,946
Export compliance	13	940
Acquisition costs	372	190

Total	$385	$3,076

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Results of Operations

Comparison of the Three Months Ended May 31, 2014 and 2013

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended May 31,
	2014	% of Total Revenue	2013	% of Total Revenue	Change
Revenue:
Appliance	$20,836	31%	$17,503	31%	$3,333
Subscription	45,373	69	38,774	69	6,599

Total revenue	66,209	100	56,277	100	9,932
Cost of revenue	14,406	22	13,074	23	1,332

Gross profit	51,803	78	43,203	77	8,600
Operating expenses:
Research and development	12,952	20	10,842	19	2,110
Sales and marketing	29,479	44	28,836	51	643
General and administrative	8,564	13	6,678	12	1,886

Total operating expenses	50,995	77	46,356	82	4,639

Income (loss) from operations	808	1	(3,153)	(5)	3,961
Other expense, net	(57)	—	(457)	(1)	400

Income (loss) before income taxes and non-controlling interest	751	1	(3,610)	(6)	4,361
Benefit (provision) for income taxes	(600)	(1)	1,047	2	(1,647)

Consolidated net income (loss)	151	—	(2,563)	(4)	2,714
Net loss attributable to non-controlling interest	—	—	159	—	(159)

Net income (loss) attributable to Barracuda Networks, Inc.	$151	—%	$(2,404)	(4)%	$2,555

Revenue

Total revenue increased $9.9 million, or 18%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013. Subscription revenue increased by $6.6 million, or 17%, primarily due to an increase in active subscribers during the period of 30,107, or 16%, from 184,232 active subscribers as of May 31, 2013 to 214,339 active subscribers as of May 31, 2014. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $3.3 million, or 19%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the three months ended May 31, 2014 compared to the three months ended May 31, 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin remained relatively consistent for the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Operating Expenses

Research and development expense increased $2.1 million, or 19%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to a $1.9 million increase in compensation and personnel related costs primarily attributable to a 16% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality and increased costs associated with the expansion of our employee benefits programs. As a percentage of total revenue, research and development expense remained relatively consistent for the comparable periods.

Sales and marketing expense increased $0.6 million, or 2%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to a $1.3 million increase in compensation and personnel related costs attributable to increased commissions expense from higher gross billings and increased costs associated with the expansion of our employee benefits programs, partially offset by a $0.5 million decrease in marketing expenses. As a percentage of total revenue, sales and marketing expense have declined as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $1.9 million, or 28%, for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, primarily due to a $0.7 million increase in compensation and personnel related costs primarily attributable to a 17% increase in general and administrative headcount, a $0.6 million increase in compliance and other costs associated with becoming a public company and a $0.2 million increase in stock-based compensation. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable periods.

Other Expense, Net

The change in other expense, net was primarily due to a $0.4 million decrease in foreign exchange losses (mainly related to the Euro and GBP currencies) during the three months ended May 31, 2014 compared to the three months ended May 31, 2013.

Benefit (Provision) for Income Taxes

We recorded an income tax provision of $0.6 million for the three months ended May 31, 2014. The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, and various discrete items. For the three months ended May 31, 2013, we recorded an income tax benefit of $1.0 million.

Liquidity and Capital Resources

	Three Months Ended May 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$5,407	$194
Cash used in investing activities	(2,189)	(7,839)
Cash provided by (used in) financing activities	2,464	(1,814)

As of May 31, 2014, we had cash and cash equivalents of $141.6 million, of which $5.2 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

We believe that our existing cash and cash equivalents, together with our existing credit facility of $25.0 million, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

For the three months ended May 31, 2014, operating activities provided $5.4 million in cash primarily due to a positive change of $5.1 million in our net operating assets and liabilities.

For the three months ended May 31, 2013, operating activities provided $0.2 million in cash primarily due to non-cash charges of $4.8 million, while partially offset by our net loss of $2.6 million and a negative change of $2.0 million in our net operating assets and liabilities.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, purchases and sales of short-term marketable securities, and activity in connection with prior acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

Cash used in investing activities of $2.2 million in the three months ended May 31, 2014 was primarily related to purchases of property and equipment of $1.6 million and investments of $0.6 million in non-marketable equity and debt securities.

Cash used in investing activities of $7.8 million in the three months ended May 31, 2013 was primarily related to our acquisition of SignNow, Inc. in April 2013 resulting in a use of $6.2 million as well as purchases of property and equipment of $1.7 million.

We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon our need to make additional investments for facilities expansion.

Financing Activities

Our financing activities primarily consisted of proceeds from the exercises of stock options, repurchases of common stock and payment of dividends declared on our common stock and redeemable convertible preferred stock.

For the three months ended May 31, 2014, financing activities provided $2.5 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $2.3 million and excess tax benefits from equity incentive plans of $1.8 million. These cash inflows were partially offset by tax payments related to $1.1 million of net share settlements of equity awards.

For the three months ended May 31, 2013, financing activities used $1.8 million of cash primarily for the payment of dividends of $1.4 million.

Contractual Obligations and Commitments

There have been no significant changes to the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

Off-Balance Sheet Arrangements

As of May 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014.

JOBS Act Accounting Election

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $141.6 million and $135.9 million as of May 31, 2014 and February 28, 2014, respectively. We hold our cash, cash equivalents and marketable securities for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds, and we did not have any marketable securities as of May 31, 2014 and February 28, 2014. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our investment portfolio as of May 31, 2014 and February 28, 2014, or our interest income for the three months ended May 31, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The reviews of our voluntary disclosures by BIS and OFAC are still in process. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products, and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition.

Other

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”) which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc., Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Selene has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

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

Our subscription revenue accounted for 69% of our total revenue for the three months ended May 31, 2014. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we have generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the three months ended May 31, 2014, we experienced net losses on a GAAP basis for fiscal 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth. In addition, as a public company, we have incurred and expect to continue to incur, significant accounting, legal and other expenses that we did not incur as a private company.

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

We have recently introduced, and will continue to introduce, new security and storage solutions and we may not gain broad market acceptance for these new solutions.

Over the past year, we have released several new security and storage solutions and enhanced versions of our existing security and storage solutions, which address the higher-growth segments of the security and storage markets, to incorporate additional features, improve functionality or deliver other enhancements in order to meet our customers’ rapidly evolving demands. The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect. Further, given their recent introduction, we cannot assure you that these solutions will gain broad market acceptance and that they will prove to be profitable in the longer term. Additionally, we intend to continue introducing new security and storage solutions to respond to the needs of our customers. If we fail to achieve high levels of market acceptance for these solutions or if market acceptance is delayed, or if the market segments we address with our new solutions do not grow as expected, we may fail to justify the amount of our investment in developing and bringing them to market, and our business, operating results and financial performance could be adversely affected.

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

The reviews of our voluntary disclosures by BIS and OFAC are still in process. BIS and OFAC may conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and warrant the imposition of penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We cannot make any determinations regarding the imposition of possible penalties. We also cannot assure you that additional violations will not be discovered or that our policies and procedures will be effective to prevent future violations.

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

Sales outside of North America represented 27% of our total revenue for the three months ended May 31, 2014. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, in the three months ended May 31, 2014, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

As of May 31, 2014, we had 50 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of May 31, 2014, we had

42 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year 2015. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering (“IPO”) in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $44.40 through May 31,

2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 31, 2014, there were 51,430,238 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Not applicable.

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

BARRACUDA NETWORKS, INC.

Date: July 11, 2014	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 11, 2014	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.