Form 10-Q
period 2014-08-31
BARRACUDA NETWORKS INC
filed 2014-10-14
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of September 30, 2014 was 51,950,714.

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

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	August 31, 2014	February 28, 2014
Assets
Current assets:
Cash and cash equivalents	$156,559	$135,879
Accounts receivable, net of allowance for doubtful accounts of $1,367 and $2,134 as of August 31, 2014 and February 28, 2014, respectively	36,739	27,836
Inventories, net	5,183	5,648
Prepaid income taxes	1,337	1,147
Deferred costs	28,157	25,707
Deferred income taxes	33,840	30,156
Other current assets	4,300	3,753

Total current assets	266,115	230,126
Property and equipment, net	22,230	20,558
Deferred costs, non-current	26,425	24,572
Deferred income taxes, non-current	31,198	28,515
Other non-current assets	2,033	1,851
Intangible assets, net	10,652	8,420
Goodwill	41,025	36,014

Total assets	$399,678	$350,056

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$12,708	$13,743
Accrued payroll and related benefits	8,048	8,494
Other accrued liabilities	10,473	9,374
Deferred revenue	187,153	167,562
Deferred income taxes	291	260
Note payable	244	237

Total current liabilities	218,917	199,670
Long-term liabilities:
Deferred revenue, non-current	156,525	145,595
Deferred income taxes, non-current	951	84
Note payable, non-current	4,510	4,635
Other long-term liabilities	7,664	5,727
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of August 31, 2014 and February 28, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 51,920,115 and 51,045,196 shares issued and outstanding as of August 31, 2014 and February 28, 2014, respectively	52	52
Additional paid-in capital	295,003	278,551
Accumulated other comprehensive loss	(1,392)	(817)
Accumulated deficit	(282,552)	(283,441)

Total stockholders’ equity (deficit)	11,111	(5,655)

Total liabilities and stockholders’ equity (deficit)	$399,678	$350,056

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Revenue:
Appliance	$20,676	$17,906	$41,512	$35,409
Subscription	47,976	39,884	93,349	78,658

Total revenue	68,652	57,790	134,861	114,067
Cost of revenue	14,044	13,407	28,450	26,481

Gross profit	54,608	44,383	106,411	87,586
Operating expenses:
Research and development	13,826	11,638	26,778	22,480
Sales and marketing	31,031	28,392	60,510	57,228
General and administrative	8,624	7,827	17,188	14,505

Total operating expenses	53,481	47,857	104,476	94,213

Income (loss) from operations	1,127	(3,474)	1,935	(6,627)
Other income (expense), net	(681)	7	(738)	(450)

Income (loss) before income taxes and non-controlling interest	446	(3,467)	1,197	(7,077)
Benefit (provision) for income taxes	292	1,089	(308)	2,136

Consolidated net income (loss)	738	(2,378)	889	(4,941)
Net loss attributable to non-controlling interest	—	203	—	362

Net income (loss) attributable to Barracuda Networks, Inc.	$738	$(2,175)	$889	$(4,579)

Net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	$0.01	$(0.08)	$0.02	$(0.16)
Diluted	$0.01	$(0.08)	$0.02	$(0.16)
Weighted-average shares used to compute net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	51,667	28,182	51,412	28,141
Diluted	53,743	28,182	53,675	28,141

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$738	$(2,175)	$889	$(4,579)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(606)	281	(575)	(34)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0, $85, $0 and $126)	—	(138)	—	(205)
Less: reclassification adjustment for net (gains) losses included in net income	—	—	—	—

Net change	—	(138)	—	(205)

Other comprehensive income (loss)	(606)	143	(575)	(239)

Comprehensive income (loss) attributable to Barracuda Networks, Inc.	$132	$(2,032)	$314	$(4,818)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended August 31,
	2014	2013
Operating activities
Consolidated net income (loss)	$889	$(4,941)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,422	4,734
Stock-based compensation	6,818	5,128
Excess tax benefits from equity incentive plan	(4,338)	(226)
Loss on disposal of property and equipment	31	36
Deferred income taxes	(6,198)	(5,467)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,527)	(1,016)
Inventories, net	463	(1,515)
Income taxes, net	3,073	(514)
Deferred costs	(4,412)	(6,588)
Other current assets	(247)	(902)
Other non-current assets	100	211
Accounts payable	(1,267)	(264)
Accrued payroll and related benefits	(29)	(1,883)
Other accrued liabilities	476	(303)
Other long-term liabilities	55	71
Deferred revenue	29,573	25,522

Net cash provided by operating activities	20,882	12,083
Investing activities
Purchase of investment in non-marketable equity and debt securities	(600)	(310)
Purchase of property and equipment	(3,775)	(4,529)
Purchase of intangible assets	—	(28)
Business combinations, net of cash acquired	(4,791)	(8,475)

Net cash used in investing activities	(9,166)	(13,342)
Financing activities
Proceeds from issuance of common stock	7,246	441
Taxes paid related to net share settlement of equity awards	(2,340)	(1,191)
Dividends paid	—	(1,419)
Repurchase of common stock	—	(723)
Excess tax benefits from equity incentive plan	4,338	226
Extended (repayment of) employee loans	(70)	3,119
Repayment of note payable	(118)	(111)
Transaction costs related to initial public offering	—	(147)

Net cash provided by financing activities	9,056	195
Effect of exchange rate changes on cash and cash equivalents	(92)	(35)

Net increase (decrease) in cash and cash equivalents	20,680	(1,099)
Cash and cash equivalents at beginning of period	135,879	30,095

Cash and cash equivalents at end of period	$156,559	$28,996

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended August 31, 2014 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2014 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We intend to adopt this update in the first quarter of fiscal year 2018 at which point it will begin to affect us. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

2. Balance Sheet Information

Cash and Cash Equivalents

The following table summarizes our cash and cash equivalents (in thousands):

	August 31, 2014	February 28, 2014
Cash	$61,904	$41,331
Money market funds	94,655	94,548

	$156,559	$135,879

Fair Value Measurements

We determine fair value based on the fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value assumes that the transaction to sell the asset or transfer the liability occurs in the principal or most advantageous market for the asset or liability and establishes that the fair value of an asset or liability shall be determined based on the assumptions that market participants would use in pricing the asset or liability. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. The fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

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

Cash equivalents are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We have no financial assets or liabilities measured, on a recurring basis, utilizing Level 2 inputs. We estimated the fair value of our Level 3 contingent consideration liability based a weighted probability assessment of achieving the earnout related to the acquisition of C2C Systems Limited (“C2C”). Significant increases (decreases) in the probability assumptions in isolation would result in a significantly higher (lower) fair value measurement. In developing these estimates, we considered unobservable inputs that are supported by little or no market activity and reflect our own assumptions. Refer to Note 3 to Condensed Consolidated Financial Statements for further information.

The following table summarizes, for assets or liabilities measured at fair value, the respective classification by level of input within the fair value hierarchy (in thousands):

	August 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$94,655	$—	$—	$94,655
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,035	$1,035
Other long-term liabilities:
Contingent consideration liability	$—	$—	$1,889	$1,889

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$94,548	$—	$—	$94,548

Inventories, Net

Inventories, net, consisted of the following (in thousands):

	August 31, 2014	February 28, 2014
Raw materials	$2,677	$3,038
Finished goods	3,500	3,759
Reserves	(994)	(1,149)

	$5,183	$5,648

Deferred Costs

Deferred costs consisted of the following (in thousands):

	August 31, 2014	February 28, 2014
Appliance	$38,491	$35,000
Commissions	16,091	15,279

	$54,582	$50,279

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	August 31, 2014	February 28, 2014
Land	$5,100	$5,100
Building	6,549	6,549
Computer hardware and software	14,796	11,711
Vehicles, machinery and equipment	2,685	2,462
Leasehold improvements	2,989	2,560

	32,119	28,382
Accumulated depreciation and amortization	(9,889)	(7,824)

	$22,230	$20,558

Depreciation and amortization expense related to property and equipment was $1.2 million and $2.3 million for the three and six months ended August 31, 2014, respectively, and $0.8 million and $1.6 million for the three and six months ended August 31, 2013, respectively.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2014	$(817)	$—	$(817)
Other comprehensive income (loss) before reclassifications	(575)	—	(575)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	(575)	—	(575)

Balance as of August 31, 2014	$(1,392)	$—	$(1,392)

3. Acquisition

C2C Systems Limited

In August 2014, we completed our acquisition of C2C, a provider of personal storage table file (“PST”) management, email archiving and information management solutions based in the United Kingdom. The acquisition of C2C will better position us to offer customers a more complete archiving and information management product portfolio to simplify IT and control storage costs. We acquired all of the issued and outstanding stock of C2C for aggregate consideration of $9.6 million. In connection with the acquisition, contingent consideration is payable up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. At the acquisition date, we estimated fair value for contingent consideration to be $2.9 million.

We recorded the assets acquired and liabilities assumed from C2C, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$1,355
Net other tangible assets	290
Developed technology	2,990
Customer relationships	1,340
Trade name	30
Goodwill	5,376
Deferred revenue	(1,015)
Deferred tax liability	(736)

Total value of assets acquired and liabilities assumed	$9,630

The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to accrued expenses, income taxes and residual goodwill.

As of the acquisition date, developed technology, customer relationships and the C2C trade name had weighted-average useful lives of 6.4 years, 7.3 years and 2.0 years, respectively. The total weighted-average useful life of these acquired intangible assets is 6.7 years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. No goodwill was deemed to be deductible for income tax purposes. Pro forma results of operations for C2C have not been presented because they are not material to our consolidated results of operations.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

August 31,
2014
Balance at February 28, 2014	$36,014
Goodwill acquired	5,376
Effect of foreign exchange rates	(365)

Balance at August 31, 2014	$41,025

Intangible assets subject to amortization are summarized as follows (in thousands):

	August 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$29,184	$(22,517)	$6,667
Software license	400	(400)	—
Customer relationships	8,677	(6,016)	2,661
Patents	1,625	(965)	660
Trade names	513	(145)	368
Acquired developed software	200	(200)	—

	$40,599	$(30,243)	$10,356

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,315	$(21,111)	$5,204
Software license	400	(400)	—
Customer relationships	7,463	(5,794)	1,669
Patents	1,625	(873)	752
Trade names	663	(305)	358
Acquired developed software	200	(200)	—

	$36,666	$(28,683)	$7,983

In addition to the above, we maintained other intangible assets not subject to amortization of $296,000 and $437,000 as of August 31, 2014 and February 28, 2014, respectively.

Amortization expense was $1.1 million and $2.1 million for the three and six months ended August 31, 2014, respectively, and $1.7 million and $3.1 million for the three and six months ended August 31, 2013, respectively.

As of August 31, 2014, amortization expense for intangible assets in future periods was as follows: $1.4 million for the remainder of fiscal year 2015, $2.4 million for fiscal year 2016, $2.2 million for fiscal year 2017, $1.9 million for fiscal year 2018, $1.0 million for fiscal year 2019 and $1.6 million thereafter.

5. Stockholders’ Equity (Deficit)

Stock Option Plan and Restricted Stock Units

Our 2012 Equity Incentive Plan (the “2012 Plan”) authorized the board of directors to grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted vest over four years contingent upon employment or service with us through the vesting date.

As of August 31, 2014, net of forecasted forfeitures, there was $19.1 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.89 years and $20.6 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.00 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation related to these equity awards will be different from management’s expectations.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Cost of revenue	$73	$43	$125	$88
Research and development	902	635	1,650	1,265
Sales and marketing	821	366	1,403	700
General and administrative	1,940	1,587	3,640	3,075

	$3,736	$2,631	$6,818	$5,128

6. Income Taxes

For the three and six months ended August 31, 2014, we recorded an income tax benefit of $0.3 million and income tax provision of $0.3 million, respectively. For the three and six months ended August 31, 2013, we recorded income tax benefits of $1.1 million and $2.1 million, respectively.

The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income (loss) before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items and various discrete items.

7. Segment Information

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
North America	$50,219	$41,997	$98,538	$82,829
United States	47,234	39,291	92,564	77,528
Other	2,985	2,706	5,974	5,301
Latin America	786	961	1,595	1,936
Asia-Pacific	4,503	4,093	8,990	8,142
EMEA	13,144	10,739	25,738	21,160

	$68,652	$57,790	$134,861	$114,067

Our chief operating decision maker reviews the financial information presented on a consolidated basis for the purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

8. Commitments and Contingencies

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

The Company received a Proposed Charging Letter from BIS on August 21, 2014 (“Letter”), which asserts certain export violations against the Company and its UK subsidiary. Based on discussions with BIS, the Company expects a one-time monetary penalty to be imposed, and does not currently expect any criminal charges, denial of export privileges, or ongoing monitoring actions. As requested by BIS in the Letter, the Company has contacted BIS within thirty days of the date of the Letter to indicate that supplemental information will be provided by the Company. The Company intends to continue cooperating with BIS in an effort to resolve this matter. However, given the early stage of our discussions, the Company is unable at this time to estimate the timing or amount of any final resolution.

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc. , Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: U.S. Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and U.S. Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Dismissal of the lawsuit with prejudice is pending. The Company did not incur any loss related to this matter.

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

9. Net Income (Loss) Per Share

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to Barracuda Networks, Inc. (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Basic:
Net income (loss) attributable to Barracuda Networks, Inc.	$738	$(2,175)	$889	$(4,579)
Weighted-average shares used to compute net income (loss) per share, basic	51,667	28,182	51,412	28,141

Net income (loss) per share attributable to Barracuda Networks, Inc., basic	$0.01	$(0.08)	$0.02	$(0.16)

Diluted:
Net income (loss) attributable to Barracuda Networks, Inc.	$738	$(2,175)	$889	$(4,579)
Weighted-average shares used to compute net income (loss) per share, basic	51,667	28,182	51,412	28,141
Add weighted-average effect of dilutive securities:
Stock options and RSUs	2,076	—	2,263	—

Weighted-average shares used to compute net income (loss) per share, diluted	53,743	28,182	53,675	28,141

Net income (loss) per share attributable to Barracuda Networks, Inc., diluted	$0.01	$(0.08)	$0.02	$(0.16)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Renewal Rates. Our solutions include a required subscription to our Barracuda Energize Updates subscription service. Customers also purchase subscriptions to virtual appliance software, cloud services and enhanced support services. The renewal rate of our subscriptions will affect our gross billings and recognized revenue in future periods. Renewal rates from subscriptions, on a dollars basis, have been 96% and 95% for the three and six months ended August 31, 2014, respectively, and 95% and 96% for the three and six months ended August 31, 2013, respectively.

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

Cross-sell Opportunity. The continued growth of our business partially depends on our ability to sell additional solutions to our existing customers. We define a solution as a distinct product line that we offer. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.

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

The following presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Gross billings	$89,035	$75,623	$176,635	$150,488
Year-over-year percentage increase	18%		17%
Year-over-year percentage increase on a constant currency basis (1)	17%		16%
Adjusted EBITDA	$19,980	$11,372	$39,407	$23,425
Adjusted EBITDA as a percentage of total revenue	29%	20%	29%	21%
Free cash flow	$13,679	$9,416	$17,882	$11,023
Free cash flow as a percentage of total revenue	20%	16%	13%	10%
Active subscribers at period end	225,600	190,700	225,600	190,700

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2013, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2014	2013	2014	2013
Total revenue	$68,652	$57,790	$134,861	$114,067
Total deferred revenue, end of period (1)	342,663	286,792	342,663	286,792
Less: total deferred revenue, beginning of period	(328,488)	(274,444)	(313,157)	(261,243)
Add: deferred revenue adjustments	6,208	5,485	12,268	10,872

Total change in deferred revenue and adjustments	20,383	17,833	41,774	36,421

Gross billings	$89,035	$75,623	$176,635	$150,488

Year-over-year percentage increase	18%		17%
Year-over-year percentage increase on a constant currency basis (2)	17%		16%

(1)	The balance as of August 31, 2014 excludes the acquisition date deferred revenue assumed related to C2C Systems Limited (“C2C”). We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2013, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and six months ended August 31, 2014, gross billings increased 18% and 17% over the prior year’s comparative periods, respectively. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and additional lead generation opportunities resulting in associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (dollars in thousands):

	Three Months		Six Months
	Ended August 31,		Ended August 31,
	2014	2013	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$738	$(2,175)	$889	$(4,579)
Total deferred revenue, end of period (1)	342,663	286,792	342,663	286,792
Less: total deferred revenue, beginning of period	(328,488)	(274,444)	(313,157)	(261,243)
Less: total deferred costs, end of period	(54,582)	(46,058)	(54,582)	(46,058)
Total deferred costs, beginning of period	52,549	42,556	50,279	39,470
Other (income) expense, net	681	(7)	738	450
Provision (benefit) for income taxes	(292)	(1,089)	308	(2,136)
Depreciation and amortization (2)	2,335	2,489	4,422	4,734
Stock-based compensation	3,736	2,631	6,818	5,128
Acquisition and other non-recurring charges (3)	640	677	1,029	867

Adjusted EBITDA	$19,980	$11,372	$39,407	$23,425

Adjusted EBITDA as a percentage of total revenue	29%	20%	29%	21%

(1)	The balance as of August 31, 2014 excludes the acquisition date deferred revenue assumed related to C2C. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Adjusted EBITDA increased to $20.0 million in the three months ended August 31, 2014 from $11.4 million in the three months ended August 31, 2013. Adjusted EBITDA increased to $39.4 million in the six months ended August 31, 2014 from $23.4 million in the six months ended August 31, 2013.The increases in adjusted EBITDA from period to period were primarily driven by increases in our gross billings and decreases in sales and marketing expense as a percentage of revenue.

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

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Net cash provided by operating activities	$15,475	$11,889	$20,882	$12,083
Less: purchases of property and equipment	(2,186)	(2,866)	(3,775)	(4,529)
Acquisition and other non-recurring charges (1)	390	393	775	3,469

Free cash flow	$13,679	$9,416	$17,882	$11,023

Free cash flow as a percentage of total revenue	20%	16%	13%	10%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Free cash flow increased to $13.7 million in the three months ended August 31, 2014 from $9.4 million in the three months ended August 31, 2013. The increase in free cash flow was driven primarily by a $3.1 million change from a net loss in the three months ended August 31, 2013 to a net profit in the three months ended August 31, 2014 primarily due to increased revenue and a decline in sales and marketing expense as a percentage of total revenue in the three months ended August 31, 2014. Free cash flow increased to $17.9 million in the six months ended August 31, 2014 from $11.0 million in the six months ended August 31, 2013. The increase in free cash flow was driven primarily by a $6.4 million increase in our net operating assets and liabilities in the six months ended August 31, 2014 and a $5.8 million change from a net loss in the six months ended August 31, 2013 to a net profit in the six months ended August 31, 2014 primarily due to increased revenue and a decline in sales and marketing expense as a percentage of total revenue in the six months ended August 31, 2014. The increases in free cash flow for the six months ended August 31, 2014 were partially offset by greater excess tax benefits from equity activity of $4.1 million and a $2.7 million decrease in non-recurring charges mainly associated with the transition of our CEO in the six months ended August 31, 2013.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of August 31, 2014 and 2013, we had 225,600 and 190,700 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract and retain new customers.

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

CEO transition. Prior to fiscal year 2014, we incurred CEO transition costs including severance payments made to our former chief executive officer and related legal expenses, as well as recruitment and other fees related to the hiring of our current chief executive officer. These costs also included costs and bonuses related to the office of the CEO and bonuses for certain executives paid in connection with the transition. These costs were classified primarily as general and administrative expenses in our condensed consolidated statements of operations. We did not incur such costs in the six months ended August 31, 2014 and 2013. In the six months ended August 31, 2013, free cash flow included certain executive bonuses paid in connection with the transition.

Export compliance. Export compliance costs include legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission of our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expenses in our condensed consolidated statements of operations.

Acquisition costs. Acquisition costs include legal, valuation consulting and other expenses incurred in connection with acquisitions as well as contingent consideration payments made under the terms of certain acquisition agreements. The acquisition related legal expenses are classified as general and administrative expenses and the contingent consideration payments are primarily classified as research and development expenses in our condensed consolidated statements of operations.

The following tables present the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
Export compliance	$52	$211	$69	$211
Acquisition costs	588	466	960	656

Total	$640	$677	$1,029	$867

The following tables present the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2014	2013	2014	2013
CEO transition	$—	$—	$—	$1,946
Export compliance	18	—	31	940
Acquisition costs	372	393	744	583

Total	$390	$393	$775	$3,469

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Benefit (Provision) for Income Taxes

Our benefit (provision) for income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.

Results of Operations

Comparison of the Three Months Ended August 31, 2014 and 2013

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended August 31,
	2014	% of Total Revenue	2013	% of Total Revenue	Change
Revenue:
Appliance	$20,676	30%	$17,906	31%	$2,770
Subscription	47,976	70	39,884	69	8,092

Total revenue	68,652	100	57,790	100	10,862
Cost of revenue	14,044	20	13,407	23	637

Gross profit	54,608	80	44,383	77	10,225
Operating expenses:
Research and development	13,826	20	11,638	20	2,188
Sales and marketing	31,031	45	28,392	49	2,639
General and administrative	8,624	13	7,827	14	797

Total operating expenses	53,481	78	47,857	83	5,624

Income (loss) from operations	1,127	2	(3,474)	(6)	4,601
Other income (expense), net	(681)	(1)	7	—	(688)

Income (loss) before income taxes and non-controlling interest	446	1	(3,467)	(6)	3,913
Benefit for income taxes	292	—	1,089	2	(797)

Consolidated net income (loss)	738	1	(2,378)	(4)	3,116
Net loss attributable to non-controlling interest	—	—	203	—	(203)

Net income (loss) attributable to Barracuda Networks, Inc.	$738	1%	$(2,175)	(4)%	$2,913

Revenue

Total revenue increased $10.9 million, or 19%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013. Subscription revenue increased by $8.1 million, or 20%, primarily due to an increase in active subscribers during the period of 34,900, or 18%, from 190,700 active subscribers as of August 31, 2013 to 225,600 active subscribers as of August 31, 2014. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $2.8 million, or 15%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the three months ended August 31, 2014 compared to the three months ended August 31, 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased in the three months ended August 31, 2014 compared to the three months ended August 31, 2013 primarily due to certain acquisition related intangible assets becoming fully amortized in prior periods resulting in a $0.5 million decrease in amortization expense and a $0.3 million decrease in warranty costs.

Operating Expenses

Research and development expense increased $2.2 million, or 19%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to a $1.5 million increase in compensation and personnel related costs primarily attributable to a 19% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality and increased costs associated with the expansion of our employee benefits programs, a $0.3 million increase in stock-based compensation expense and a $0.3 million increase in IT-related infrastructure expense. As a percentage of total revenue, research and development expense remained consistent for the comparable periods.

Sales and marketing expense increased $2.6 million, or 9%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to a $1.4 million increase in compensation and personnel related costs attributable to increased commissions expense from higher gross billings, increased costs associated with the expansion of our employee benefits programs and a 12% increase in sales and marketing headcount, a $0.5 million increase in marketing expenses and a $0.5 million increase in stock-based compensation expense. As a percentage of total revenue, sales and marketing expense have declined as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $0.8 million, or 10%, for the three months ended August 31, 2014 compared to the three months ended August 31, 2013, primarily due to a $0.9 million increase in compensation and personnel related costs attributable to a 20% increase in general and administrative headcount and a $0.6 million increase in compliance and other costs associated with becoming a public company, partially offset by a $0.5 million decrease in bad debt expense. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable periods.

Other Income (Expense), Net

The change in other income (expense), net was primarily due to a $0.8 million increase in foreign exchange losses (primarily related to the British Pound and Japanese Yen) during the three months ended August 31, 2014 compared to the three months ended August 31, 2013.

Benefit for Income Taxes

We recorded an income tax benefit of $0.3 million for the three months ended August 31, 2014. The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of non-deductible stock-based compensation expense and other currently non-deductible items, and various discrete items. For the three months ended August 31, 2013, we recorded an income tax benefit of $1.1 million.

Comparison of the Six Months Ended August 31, 2014 and 2013

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Six Months Ended August 31,
	2014	% of Total Revenue	2013	% of Total Revenue	Change
Revenue:
Appliance	$41,512	31%	$35,409	31%	$6,103
Subscription	93,349	69	78,658	69	14,691

Total revenue	134,861	100	114,067	100	20,794
Cost of revenue	28,450	21	26,481	23	1,969

Gross profit	106,411	79	87,586	77	18,825
Operating expenses:
Research and development	26,778	20	22,480	20	4,298
Sales and marketing	60,510	45	57,228	50	3,282
General and administrative	17,188	13	14,505	13	2,683

Total operating expenses	104,476	78	94,213	83	10,263

Income (loss) from operations	1,935	1	(6,627)	(6)	8,562
Other expense, net	(738)	—	(450)	—	(288)

Income (loss) before income taxes and non-controlling interest	1,197	1	(7,077)	(6)	8,274
Benefit (provision) for income taxes	(308)	—	2,136	2	(2,444)

Consolidated net income (loss)	889	1	(4,941)	(4)	5,830
Net loss attributable to non-controlling interest	—	—	362	—	(362)

Net income (loss) attributable to Barracuda Networks, Inc.	$889	1%	$(4,579)	(4)%	$5,468

Revenue

Total revenue increased $20.8 million, or 18%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013. Subscription revenue increased by $14.7 million, or 19%, primarily due to an increase in active subscribers during the period of 34,900, or 18%, from 190,700 active subscribers as of August 31, 2013 to 225,600 active subscribers as of August 31, 2014. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $6.1 million, or 17%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the six months ended August 31, 2014 compared to the six months ended August 31, 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased in the six months ended August 31, 2014 compared to the six months ended August 31, 2013 primarily due to certain acquisition related intangible assets becoming fully amortized in prior periods resulting in a $0.8 million decrease in amortization expense and a $0.7 million decrease in warranty costs.

Operating Expenses

Research and development expense increased $4.3 million, or 19%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013, primarily due to a $3.5 million increase in compensation and personnel related costs primarily attributable to a 19% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality and increased costs associated with the expansion of our employee benefits programs, a $0.4 million increase in stock-based compensation expense and a $0.4 million increase in IT-related infrastructure expense. As a percentage of total revenue, research and development expense remained consistent for the comparable periods.

Sales and marketing expense increased $3.3 million, or 6%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013, primarily due to a $2.7 million increase in compensation and personnel related costs attributable to increased commissions expense from higher gross billings and increased costs associated with the expansion of our employee benefits programs and a $0.7 million increase in stock-based compensation expense, partially offset by a $0.2 million decrease in amortization expense due to certain acquisition related intangible assets became fully amortized in prior periods. As a percentage of total revenue, sales and marketing expense have declined as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $2.7 million, or 18%, for the six months ended August 31, 2014 compared to the six months ended August 31, 2013, primarily due to a $1.6 million increase in compensation and personnel related costs attributable to a 20% increase in general and administrative headcount, a $1.0 million increase in compliance and other costs associated with becoming a public company and a $0.6 million increase in stock-based compensation expense, partially offset by a $0.5 million decrease in bad debt expense. As a percentage of total revenue, general and administrative expense remained consistent for the comparable periods.

Other Expense, Net

The change in other expense, net was primarily due to a $0.5 million increase in foreign exchange losses (primarily related to the British Pound and Japanese Yen) during the six months ended August 31, 2014 compared to the six months ended August 31, 2013.

Benefit (Provision) for Income Taxes

We recorded an income tax provision of $0.3 million for the six months ended August 31, 2014. The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of non-deductible stock-based compensation expense and other currently non-deductible items, and various discrete items. For the six months ended August 31, 2013, we recorded an income tax benefit of $2.1 million.

Liquidity and Capital Resources

	Six Months Ended August 31,
	2014	2013
	(in thousands)
Cash provided by operating activities	$20,882	$12,083
Cash used in investing activities	$(9,166)	$(13,342)
Cash provided by financing activities	$9,056	$195

As of August 31, 2014, we had cash and cash equivalents of $156.6 million, of which $8.7 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

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

For the six months ended August 31, 2014, operating activities provided $20.9 million in cash primarily due to a positive change of $19.3 million in our net operating assets and liabilities, consolidated net income of $0.9 million and non-cash charges of $0.7 million.

For the six months ended August 31, 2013, operating activities provided $12.1 million in cash primarily due to a positive change of $12.8 million in our net operating assets and liabilities and non-cash charges of $4.2 million, partially offset by our consolidated net loss of $4.9 million.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, purchases and sales of short-term marketable securities, and activity in connection with prior acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

Cash used in investing activities of $9.2 million in the six months ended August 31, 2014 was primarily related to our acquisition of C2C and acquisition related escrow payments of $4.8 million, purchases of property and equipment of $3.8 million and investments of $0.6 million in non-marketable equity and debt securities.

Cash used in investing activities of $13.3 million in the six months ended August 31, 2013 was primarily related to our acquisition of SignNow, Inc. and acquisition related contingent consideration payments totaling $8.5 million as well as purchases of property and equipment of $4.5 million.

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

For the six months ended August 31, 2014, financing activities provided $9.1 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $7.2 million and excess tax benefits from equity activity of $4.3 million. These cash inflows were partially offset by tax payments related to $2.3 million of net share settlements of equity awards.

For the six months ended August 31, 2013, financing activities provided $0.2 million of cash.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, except in connection with our acquisition of C2C, we agreed to contingent consideration payments up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. At the acquisition date, we estimated fair value for contingent consideration to be $2.9 million.

Off-Balance Sheet Arrangements

As of August 31, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Interest Rate Sensitivity

We had cash and cash equivalents of $156.6 million and $135.9 million as of August 31, 2014 and February 28, 2014, respectively. We hold our cash, cash equivalents and marketable securities for working capital purposes. Our cash and cash equivalents are primarily held in cash deposits and money market funds, and we did not have any marketable securities as of August 31, 2014 and February 28, 2014, respectively. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income. The effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on the fair value of our investment portfolio as of August 31, 2014 and February 28, 2014, respectively, or our interest income for the three and six months ended August 31, 2014 and 2013, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

The review of our voluntary disclosures by OFAC is still in process.

The Company received a Proposed Charging Letter from BIS on August 21, 2014 (“Letter”), which asserts certain export violations against the Company and its UK subsidiary. Based on discussions with BIS, the Company currently expects a one-time monetary penalty is to be imposed, and does not expect any criminal charges, denial of export privileges, or ongoing monitoring actions. As requested by BIS in the Letter, the Company has contacted BIS within thirty days of the date of the letter to indicate that supplemental information will be provided by the Company. The Company intends to continue cooperating with BIS in an effort to resolve this matter. However, given the early stage of our discussions, the Company is unable at this time to estimate the timing or amount of any final resolution.

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

Other

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”) which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc. , Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Selene Communication Technologies, LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999, alleging that certain of our appliances infringe U.S. patent number 7,143,444, titled “Application-Layer Anomaly and Misuse Detection.” Dismissal of the lawsuit with prejudice is pending. The Company did not incur any loss related to this matter.

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

Our subscription revenue accounted for 69% of our total revenue for the six months ended August 31, 2014. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we have generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the three and six months ended August 31, 2014, we experienced net losses on a GAAP basis for fiscal 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth. In addition, as a public company, we have incurred and expect to continue to incur, significant accounting, legal and other expenses that we did not incur as a private company.

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

The markets for security and storage solutions are intensely competitive and are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•	Independent network security, storage and application delivery vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Palo Alto Networks, Inc., Proofpoint, Inc. and Symantec Corporation that offer competing solutions.

•	Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, the McAfee division of Intel and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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

We may be subject to fines or other penalties for past violations of U.S. export control and economic sanctions laws.

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our solutions, into certain countries, including Iran, Sudan and Syria. In addition, certain of our solutions incorporate encryption components and may be exported from the U.S. only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. We believe that these violations were inadvertent and occurred because we and certain of our resellers did not have sufficient compliance procedures in place to prevent the transactions at issue. As a result, we were unable to preclude certain of our channel partners and resellers from selling our solutions into countries subject to a U.S. embargo until late 2011.

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

The reviews of our voluntary disclosures by BIS and OFAC are still in process. BIS has identified and communicated to the Company a list of proposed violations, and OFAC may also conclude that our actions resulted in violations of U.S. export control and economic sanctions laws. BIS and OFAC may impose penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution. Any such penalties may be material to our financial results in the period in which they are imposed and could significantly affect our quarterly operating results for that quarter. The penalties may be imposed against us and/or our management. Also, disclosure of our conduct and any fines or other action relating to this conduct could harm our reputation and indirectly have a material adverse effect on our business, operating results and financial condition. We also cannot assure you that additional violations will not be discovered or that our policies and procedures will be effective to prevent future violations.

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

Sales outside of North America represented 27% of our total revenue for the six months ended August 31, 2014. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, in the six months ended August 31, 2014, 31% of our total revenue was generated from sales to customers located outside of the United States. Additionally, a strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

As of August 31, 2014, we had 54 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of August 31, 2014, we had 34 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, stock-based compensation, valuation of inventory and accounting for income taxes.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering (“IPO”) in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $44.40 through August 31, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 31, 2014, there were 51,920,115 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

As a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

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

BARRACUDA NETWORKS, INC.

Date: October 10, 2014	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2014	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.