Form 10-Q
period 2014-11-30
BARRACUDA NETWORKS INC
filed 2015-01-12
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of December 31, 2014 was 52,508,221.

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

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	November 30, 2014	February 28, 2014
Assets
Current assets:
Cash and cash equivalents	$159,895	$135,879
Marketable securities	11,460	—
Accounts receivable, net of allowance for doubtful accounts of $1,337 and $2,134 as of November 30, 2014 and February 28, 2014, respectively	40,998	27,836
Inventories, net	5,137	5,648
Prepaid income taxes	1,751	1,147
Deferred costs	29,162	25,707
Deferred income taxes	35,975	30,156
Other current assets	4,293	3,753

Total current assets	288,671	230,126
Property and equipment, net	24,328	20,558
Deferred costs, non-current	26,952	24,572
Deferred income taxes, non-current	33,055	28,515
Other non-current assets	2,390	1,851
Intangible assets, net	9,873	8,420
Goodwill	40,571	36,014

Total assets	$425,840	$350,056

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$13,839	$13,743
Accrued payroll and related benefits	9,212	8,494
Other accrued liabilities	9,883	9,374
Deferred revenue	199,054	167,562
Deferred income taxes	291	260
Note payable	248	237

Total current liabilities	232,527	199,670
Long-term liabilities:
Deferred revenue, non-current	159,218	145,595
Deferred income taxes, non-current	939	84
Note payable, non-current	4,447	4,635
Other long-term liabilities	7,606	5,727
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of November 30, 2014 and February 28, 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,474,672 and 51,045,196 shares issued and outstanding as of November 30, 2014 and February 28, 2014, respectively	52	52
Additional paid-in capital	305,987	278,551
Accumulated other comprehensive loss	(2,348)	(817)
Accumulated deficit	(282,588)	(283,441)

Total stockholders’ equity (deficit)	21,103	(5,655)

Total liabilities and stockholders’ equity (deficit)	$425,840	$350,056

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Revenue:
Appliance	$20,692	$18,174	$62,204	$53,583
Subscription	49,715	41,212	143,064	119,870

Total revenue	70,407	59,386	205,268	173,453
Cost of revenue	14,438	14,017	42,888	40,498

Gross profit	55,969	45,369	162,380	132,955
Operating expenses:
Research and development	15,389	12,083	42,167	34,563
Sales and marketing	33,395	28,785	93,905	86,013
General and administrative	8,759	7,513	25,947	22,018

Total operating expenses	57,543	48,381	162,019	142,594

Income (loss) from operations	(1,574)	(3,012)	361	(9,639)
Other income (expense), net	(1,789)	121	(2,527)	(329)

Loss before income taxes and non-controlling interest	(3,363)	(2,891)	(2,166)	(9,968)
Benefit from income taxes	3,327	599	3,019	2,735

Consolidated net income (loss)	(36)	(2,292)	853	(7,233)
Net loss attributable to non-controlling interest	—	199	—	561

Net income (loss) attributable to Barracuda Networks, Inc.	$(36)	$(2,093)	$853	$(6,672)

Net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	$—	$(0.06)	$0.02	$(0.22)
Diluted	$—	$(0.06)	$0.02	$(0.22)
Weighted-average shares used to compute net income (loss) per share attributable to Barracuda Networks, Inc.:
Basic	52,142	34,256	51,655	30,179
Diluted	52,142	34,256	53,785	30,179

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$(36)	$(2,093)	$853	$(6,672)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(964)	467	(1,539)	433
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $5, $18, $5 and $113)	8	16	8	(189)
Less: reclassification adjustment for net (gains) losses included in net income	—	—	—	—

Net change	8	16	8	(189)

Other comprehensive income (loss)	(956)	483	(1,531)	244

Comprehensive loss attributable to Barracuda Networks, Inc.	$(992)	$(1,610)	$(678)	$(6,428)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended November 30,
	2014	2013
Operating activities
Consolidated net income (loss)	$853	$(7,233)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,540	7,115
Stock-based compensation	11,682	7,551
Excess tax benefits from equity incentive plan	(6,752)	(374)
Loss on disposal of property and equipment	97	296
Deferred income taxes	(10,197)	(8,340)
Other	107	—
Changes in operating assets and liabilities:
Accounts receivable, net	(12,785)	(4,541)
Inventories, net	507	(1,227)
Income taxes, net	3,140	2,547
Deferred costs	(6,088)	(8,801)
Other current assets	(161)	17
Other non-current assets	141	383
Accounts payable	(404)	(2,307)
Accrued payroll and related benefits	303	(1,429)
Other accrued liabilities	1,787	1,211
Other long-term liabilities	57	331
Deferred revenue	44,247	37,477

Net cash provided by operating activities	33,074	22,676
Investing activities
Purchase of marketable securities	(11,488)	—
Purchase of investment in non-marketable equity and debt securities	(1,100)	(310)
Purchase of property and equipment	(7,059)	(5,857)
Purchase of intangible assets	(38)	(28)
Business combinations, net of cash acquired	(4,791)	(8,475)

Net cash used in investing activities	(24,476)	(14,670)
Financing activities
Proceeds from issuance of common stock	12,560	1,929
Taxes paid related to net share settlement of equity awards	(3,854)	(798)
Dividends paid	—	(1,419)
Repurchase of common stock	—	(723)
Excess tax benefits from equity incentive plan	6,752	374
Repayment of employee loans, net of loans extended	771	1,743
Repayment of note payable	(177)	(166)
Net proceeds from initial public offering	—	78,257

Net cash provided by financing activities	16,052	79,197
Effect of exchange rate changes on cash and cash equivalents	(634)	(49)

Net increase in cash and cash equivalents	24,016	87,154
Cash and cash equivalents at beginning of period	135,879	30,095

Cash and cash equivalents at end of period	$159,895	$117,249

Non-cash financing and investing activities
Conversion of preferred stock into common stock	$—	$167,554

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

Initial Public Offering

In November 2013, we completed our initial public offering (the “IPO”) in which we sold 4,761,000 shares of our common stock at a public offering price of $18.00 per share, which included 621,000 shares of common stock issued pursuant to the exercise in full of the over-allotment option by the underwriters. The IPO resulted in proceeds of $78.3 million, net of underwriting discounts and commissions and offering costs paid. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted into 17,626,227 shares of common stock on a one-to-one basis.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended November 30, 2014 are not necessarily indicative of the results expected for the full fiscal year. Our condensed consolidated balance sheet as of February 28, 2014 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

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

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	November 30, 2014	February 28, 2014
Cash and cash equivalents:
Cash	$76,446	$41,331
Money market funds	83,449	94,548

	$159,895	$135,879

Marketable securities:
Asset-backed securities	$3,660	$—
Corporate debt securities	5,179	—
Foreign government bonds	201	—
Mortgage-backed securities	2,420	—

Total	$11,460	$—

The gross unrealized gains or losses on our marketable securities as of November 30, 2014 were not significant. In addition, there were no securities in a continuous loss position for 12 months or longer as of November 30, 2014.

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the near-term prospects of the investment in relation to the duration, severity and reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the securities before recovery of their amortized cost bases and (ii) the amortized cost bases cannot be recovered as a result of credit losses. We do not intend to sell the investments and it is not more likely that we would be required to sell the investments before recovery of their amortized cost bases. As of November 30, 2014, we have not recognized any other-than-temporary impairment loss.

The following table classifies our marketable debt securities by contractual maturities (in thousands):

As of November 30, 2014
Due in 1 year	$813
Due in 1 year through 5 years	7,207
Due in 5 years through 10 years	1,416
Due after 10 years	2,024

$11,460

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

Cash equivalents are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Marketable securities are classified within Level 2 if the investments are valued using model driven valuations which use observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

We estimated the fair value of our Level 3 contingent consideration liability based on a weighted probability assessment of achieving the milestones associated with the contingent consideration related to the acquisition of C2C Systems Limited (“C2C”). Significant increases (decreases) in the probability assumptions in isolation would result in a significantly higher (lower) fair value measurement. In developing these estimates, we considered unobservable inputs that are supported by little or no market activity and reflect our own assumptions. As of November 30, 2014, the change in fair value of our Level 3 contingent consideration liability was not material. Refer to Note 3 to Condensed Consolidated Financial Statements for further information.

The following table summarizes, for assets or liabilities measured at fair value, the respective classification by level of input within the fair value hierarchy (in thousands):

	November 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$83,449	$—	$—	$83,449
Marketable securities:
Asset-backed securities	$—	$3,660	$—	$3,660
Corporate debt securities	$—	$5,179	$—	$5,179
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,420	$—	$2,420

Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,035	$1,035
Other long-term liabilities:
Contingent consideration liability	$—	$—	$1,889	$1,889

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$94,548	$—	$—	$94,548

Inventories, Net

Inventories, net, consisted of the following (in thousands):

	November 30, 2014	February 28, 2014
Raw materials	$2,218	$3,038
Finished goods	3,774	3,759
Reserves	(855)	(1,149)

	$5,137	$5,648

Deferred Costs

Deferred costs consisted of the following (in thousands):

	November 30, 2014	February 28, 2014
Appliance	$39,757	$35,000
Commissions	16,357	15,279

	$56,114	$50,279

Property and Equipment, Net

Property and equipment, net, consisted of the following (in thousands):

	November 30, 2014	February 28, 2014
Land	$6,503	$5,100
Building	6,549	6,549
Computer hardware and software	16,012	11,711
Vehicles, machinery and equipment	3,402	2,462
Leasehold improvements	2,994	2,560

	35,460	28,382
Accumulated depreciation and amortization	(11,132)	(7,824)

	$24,328	$20,558

Depreciation and amortization expense related to property and equipment was $1.4 million and $3.7 million for the three and nine months ended November 30, 2014, respectively, and $1.1 million and $2.7 million for the three and nine months ended November 30, 2013, respectively.

Investment in Non-marketable Equity Security

In October 2011, we acquired stock in a privately held company for $750,000, which represented an ownership interest of approximately 24%. In October 2014, we acquired additional shares of stock in the privately held company for $500,000 to maintain our approximately 24% ownership interest. Under the equity method of accounting, we recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly.

For each of the three and nine months ended November 30, 2014 and 2013, our proportionate share of the investee’s losses was not material. The investment is classified in other non-current assets in our condensed consolidated balance sheets.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2014	$(817)	$—	$(817)
Other comprehensive income (loss) before reclassifications	(1,539)	8	(1,531)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—

Other comprehensive income (loss)	(1,539)	8	(1,531)

Balance as of November 30, 2014	$(2,356)	$8	$(2,348)

3. Acquisition

C2C Systems Limited

In August 2014, we completed our acquisition of C2C, a provider of personal storage table file (“PST”) management, email archiving and information management solutions based in the United Kingdom. The acquisition of C2C will better position us to offer customers a more complete archiving and information management product portfolio to simplify IT and control storage costs. We acquired all of the issued and outstanding stock of C2C for aggregate consideration of $9.6 million. In connection with the acquisition, contingent consideration is payable up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. At the acquisition date, we estimated fair value for contingent consideration to be $2.9 million. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in the estimated fair value occurs.

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

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

November 30, 2014
Balance at February 28, 2014	$36,014
Goodwill acquired	5,376
Effect of foreign exchange rates	(819)

Balance at November 30, 2014	$40,571

Intangible assets subject to amortization are summarized as follows (in thousands):

	November 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$29,073	$(22,900)	$6,173
Software license	400	(400)	—
Customer relationships	8,520	(6,084)	2,436
Patents	1,625	(1,012)	613
Trade names	513	(158)	355
Acquired developed software	200	(200)	—

	$40,331	$(30,754)	$9,577

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,315	$(21,111)	$5,204
Software license	400	(400)	—
Customer relationships	7,463	(5,794)	1,669
Patents	1,625	(873)	752
Trade names	663	(305)	358
Acquired developed software	200	(200)	—

	$36,666	$(28,683)	$7,983

In addition to the above, we maintained other intangible assets not subject to amortization of $296,000 and $437,000 as of November 30, 2014 and February 28, 2014, respectively.

Amortization expense was $0.8 million and $2.9 million for the three and nine months ended November 30, 2014, respectively, and $1.3 million and $4.4 million for the three and nine months ended November 30, 2013, respectively.

As of November 30, 2014, amortization expense for intangible assets in future periods was as follows: $0.6 million for the remainder of fiscal year 2015, $2.4 million for fiscal year 2016, $2.2 million for fiscal year 2017, $1.9 million for fiscal year 2018, $1.0 million for fiscal year 2019 and $1.5 million thereafter.

5. Stockholders’ Equity (Deficit)

Stock Option Plan and Restricted Stock Units

Our 2012 Equity Incentive Plan (the “2012 Plan”) authorized the board of directors to grant stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over four years contingent upon employment or service with us through the vesting date.

As of November 30, 2014, net of forecasted forfeitures, there was $22.2 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.95 years and $29.8 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.21 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation related to these equity awards will be different from management’s expectations.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Cost of revenue	$121	$58	$246	$146
Research and development	1,250	209	2,900	1,474
Sales and marketing	1,143	578	2,546	1,278
General and administrative	2,350	1,578	5,990	4,653

	$4,864	$2,423	$11,682	$7,551

6. Income Taxes

For the three and nine months ended November 30, 2014, we recorded income tax benefits of $3.3 million and $3.0 million, respectively. For the three and nine months ended November 30, 2013, we recorded income tax benefits of $0.6 million and $2.7 million, respectively.

The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income (loss) before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of stock-based compensation expense and various discrete items.

7. Segment Information

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
North America	$51,010	$43,293	$149,548	$126,122
United States	47,995	40,538	140,559	118,066
Other	3,015	2,755	8,989	8,056
Latin America	869	726	2,464	2,662
Asia-Pacific	4,593	4,058	13,583	12,200
EMEA	13,935	11,309	39,673	32,469

	$70,407	$59,386	$205,268	$173,453

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, given the early stage of our discussions, we are unable at this time to estimate the timing or amount of any final resolution.

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

On December 31, 2014, Adaptive Data LLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, Adaptive Data LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999/1164, alleging that certain of our appliances infringe U.S. patent numbers 6,108,347 and 6,243,391. We have not yet responded to the complaint, and given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

The following table presents the calculation of basic and diluted net income (loss) per share attributable to Barracuda Networks, Inc. (in thousands, except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Basic:
Net income (loss) attributable to Barracuda Networks, Inc.	$(36)	$(2,093)	$853	$(6,672)
Weighted-average shares used to compute net income (loss) per share, basic	52,142	34,256	51,655	30,179

Net income (loss) per share attributable to Barracuda Networks, Inc., basic	$—	$(0.06)	$0.02	$(0.22)

Diluted:
Net income (loss) attributable to Barracuda Networks, Inc.	$(36)	$(2,093)	$853	$(6,672)
Weighted-average shares used to compute net income (loss) per share, basic	52,142	34,256	51,655	30,179
Add weighted-average effect of dilutive securities:
Stock options and RSUs	—	—	2,130	—

Weighted-average shares used to compute net income (loss) per share, diluted	52,142	34,256	53,785	30,179

Net income (loss) per share attributable to Barracuda Networks, Inc., diluted	$—	$(0.06)	$0.02	$(0.22)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Renewal Rates. Our solutions include a required subscription to our Barracuda Energize Updates subscription service. Customers also purchase subscriptions to virtual appliance software, cloud services and enhanced support services. The renewal rate of our subscriptions will affect our gross billings and recognized revenue in future periods. Renewal rates from subscriptions, on a dollars basis, have been 95% for each of the three and nine months ended November 30, 2014 and 98% and 97% for the three and nine months ended November 30, 2013, respectively.

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

The following presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Gross billings	$91,532	$77,471	$268,167	$227,959
Year-over-year percentage increase	18%		18%
Year-over-year percentage increase on a constant currency basis (1)	20%		18%
Adjusted EBITDA	$19,492	$12,649	$58,899	$36,074
Adjusted EBITDA as a percentage of total revenue	28%	21%	29%	21%
Free cash flow	$9,483	$9,712	$27,365	$20,735
Free cash flow as a percentage of total revenue	13%	16%	13%	12%
Active subscribers at period end	234,955	197,503	234,955	197,503

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2013, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Total revenue	$70,407	$59,386	$205,268	$173,453
Total deferred revenue, end of period (1)	357,694	298,823	357,694	298,823
Less: total deferred revenue, beginning of period (1)	(342,663)	(286,792)	(313,157)	(261,243)
Add: deferred revenue adjustments	6,094	6,054	18,362	16,926

Total change in deferred revenue and adjustments	21,125	18,085	62,899	54,506

Gross billings	$91,532	$77,471	$268,167	$227,959

Year-over-year percentage increase	18%		18%
Year-over-year percentage increase on a constant currency basis (2)	20%		18%

(1)	The balances as of November 30, 2014 and August 31, 2014 exclude the amounts related to acquisition date deferred revenue assumed from C2C Systems Limited (“C2C”). We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2013, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In each of the three and nine months ended November 30, 2014, gross billings increased 18% over the prior year’s comparative periods. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and additional lead generation opportunities resulting in associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net income (loss) attributable to Barracuda Networks, Inc.	$(36)	$(2,093)	$853	$(6,672)
Total deferred revenue, end of period (1)	357,694	298,823	357,694	298,823
Less: total deferred revenue, beginning of period (1)	(342,663)	(286,792)	(313,157)	(261,243)
Less: total deferred costs, end of period	(56,114)	(48,270)	(56,114)	(48,270)
Total deferred costs, beginning of period	54,582	46,058	50,279	39,470
Other (income) expense, net	1,789	(121)	2,527	329
Benefit from income taxes	(3,327)	(599)	(3,019)	(2,735)
Depreciation and amortization (2)	2,118	2,633	6,540	7,367
Stock-based compensation	4,864	2,423	11,682	7,551
Acquisition and other non-recurring charges (3)	585	587	1,614	1,454

Adjusted EBITDA	$19,492	$12,649	$58,899	$36,074

Adjusted EBITDA as a percentage of total revenue	28%	21%	29%	21%

(1)	The balances as of November 30, 2014 and August 31, 2014 exclude the amounts related to acquisition date deferred revenue assumed from C2C. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Adjusted EBITDA increased to $19.5 million in the three months ended November 30, 2014 from $12.6 million in the three months ended November 30, 2013. Adjusted EBITDA increased to $58.9 million in the nine months ended November 30, 2014 from $36.1 million in the nine months ended November 30, 2013.The increases in adjusted EBITDA from period to period were primarily driven by increased gross billings, improved gross margins and, in the nine months ended November 30, 2014, lower operating expense as a percentage of total revenue.

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

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Net cash provided by operating activities	$12,192	$10,593	$33,074	$22,676
Less: purchases of property and equipment	(3,284)	(1,328)	(7,059)	(5,857)
Acquisition and other non-recurring charges (1)	575	447	1,350	3,916

Free cash flow	$9,483	$9,712	$27,365	$20,735

Free cash flow as a percentage of total revenue	13%	16%	13%	12%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business.

Free cash flow decreased to $9.5 million in the three months ended November 30, 2014 from $9.7 million in the three months ended November 30, 2013. The decrease in free cash flow was driven primarily by additional capital investments of $2.0 million, partially offset by $1.6 million in cash generated from operating activities. Free cash flow increased to $27.4 million in the nine months ended November 30, 2014 from $20.7 million in the nine months ended November 30, 2013. The increase in free cash flow was driven primarily by an $8.1 million change from a $7.2 million net loss in the nine months ended November 30, 2013 to a $0.9 million net profit, primarily due to increased gross billings, improved gross margins and lower operating expense as a percentage of total revenue, and a $7.1 million increase in our net operating assets and liabilities. The increases in free cash flow for the nine months ended November 30, 2014 were partially offset by a $6.4 million increase in excess tax benefits from equity activity and a $2.6 million decrease in non-recurring charges primarily associated with the transition of our CEO in the nine months ended November 30, 2013.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of November 30, 2014 and 2013, we had 234,955 and 197,503 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract and retain new customers.

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

CEO transition. Prior to fiscal 2014, we incurred CEO transition costs including severance payments made to our former chief executive officer and related legal expenses, as well as recruitment and other fees related to the hiring of our current chief executive officer. These costs also included costs and bonuses related to the office of the CEO and bonuses for certain executives paid in connection with the transition. These costs were classified primarily as general and administrative expenses in our condensed consolidated statements of operations. We did not incur such costs in the nine months ended November 30, 2014 and 2013. In the nine months ended November 30, 2013, free cash flow included certain executive bonuses paid in connection with the transition.

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

The following tables present the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
Export compliance	$60	$212	$129	$423
Acquisition costs	525	375	1,485	1,031

Total	$585	$587	$1,614	$1,454

The following tables present the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2014	2013	2014	2013
CEO transition	$—	$—	$—	$1,946
Export compliance	6	72	37	1,012
Acquisition costs	569	375	1,313	958

Total	$575	$447	$1,350	$3,916

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Benefit from (Provision for) Income Taxes

Our benefit from (provision for) income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.

Results of Operations

Comparison of the Three Months Ended November 30, 2014 and 2013

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended November 30,
	2014	% of Total Revenue	2013	% of Total Revenue	Change
Revenue:
Appliance	$20,692	29%	$18,174	31%	$2,518
Subscription	49,715	71	41,212	69	8,503

Total revenue	70,407	100	59,386	100	11,021
Cost of revenue	14,438	21	14,017	24	421

Gross profit	55,969	79	45,369	76	10,600
Operating expenses:
Research and development	15,389	22	12,083	20	3,306
Sales and marketing	33,395	47	28,785	49	4,610
General and administrative	8,759	12	7,513	12	1,246

Total operating expenses	57,543	81	48,381	81	9,162

Loss from operations	(1,574)	(2)	(3,012)	(5)	1,438
Other income (expense), net	(1,789)	(3)	121	—	(1,910)

Loss before income taxes and non-controlling interest	(3,363)	(5)	(2,891)	(5)	(472)
Benefit from income taxes	3,327	5	599	1	2,728

Consolidated net loss	(36)	—	(2,292)	(4)	2,256
Net loss attributable to non-controlling interest	—	—	199	—	(199)

Net loss attributable to Barracuda Networks, Inc.	$(36)	—%	$(2,093)	(4)%	$2,057

Revenue

Total revenue increased $11.0 million, or 19%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013. Subscription revenue increased by $8.5 million, or 21%, primarily due to an increase in active subscribers during the period of 37,452, or 19%, from 197,503 active subscribers as of November 30, 2013 to 234,955 active subscribers as of November 30, 2014. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $2.5 million, or 14%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased in the three months ended November 30, 2014 compared to the three months ended November 30, 2013 primarily due to certain acquisition related intangible assets becoming fully amortized in prior periods resulting in a $0.4 million decrease in amortization expense and a $0.3 million decrease in warranty costs.

Operating Expenses

Research and development expense increased $3.3 million, or 27%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013, primarily due to a $1.8 million increase in compensation and personnel related costs primarily attributable to a 27% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality, integrated our C2C acquisition and increased costs associated with the expansion of our employee benefits programs, a $1.0 million increase in stock-based compensation expense and a $0.4 million increase in IT-related infrastructure expense. As a percentage of total revenue, research and development expense slightly increased as we continued to invest in new solution development and enhancements to our existing solutions.

Sales and marketing expense increased $4.6 million, or 16%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013, primarily due to a $2.1 million increase in compensation and personnel related costs attributable to a 21% increase in sales and marketing headcount, increased costs associated with the expansion of our employee benefits programs and increased commissions expense from higher gross billings, a $1.9 million increase in marketing expenses and a $0.6 million increase in stock-based compensation expense. As a percentage of total revenue, sales and marketing expense slightly decreased as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $1.2 million, or 17%, for the three months ended November 30, 2014 compared to the three months ended November 30, 2013, primarily due to a $0.8 million increase in stock-based compensation expense and a $0.5 million increase in compensation and personnel related costs attributable to a 13% increase in general and administrative headcount. As a percentage of total revenue, general and administrative expense remained consistent for the comparable periods.

Other Income (Expense), Net

The change in other income (expense), net was primarily due to a $1.9 million increase in foreign exchange losses during the three months ended November 30, 2014 compared to the three months ended November 30, 2013, which was primarily attributable to the strengthening of the U.S. dollar.

Benefit from Income Taxes

We recorded an income tax benefit of $3.3 million for the three months ended November 30, 2014. The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income (loss) before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of stock-based compensation expense and various discrete items. For the three months ended November 30, 2013, we recorded an income tax benefit of $0.6 million.

Comparison of the Nine Months Ended November 30, 2014 and 2013

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Nine Months Ended November 30,
	2014	% of Total Revenue	2013	% of Total Revenue	Change
Revenue:
Appliance	$62,204	30%	$53,583	31%	$8,621
Subscription	143,064	70	119,870	69	23,194

Total revenue	205,268	100	173,453	100	31,815
Cost of revenue	42,888	21	40,498	23	2,390

Gross profit	162,380	79	132,955	77	29,425
Operating expenses:
Research and development	42,167	20	34,563	20	7,604
Sales and marketing	93,905	46	86,013	50	7,892
General and administrative	25,947	13	22,018	13	3,929

Total operating expenses	162,019	79	142,594	83	19,425

Income (loss) from operations	361	—	(9,639)	(6)	10,000
Other expense, net	(2,527)	(1)	(329)	—	(2,198)

Loss before income taxes and non-controlling interest	(2,166)	(1)	(9,968)	(6)	7,802
Benefit from income taxes	3,019	1	2,735	2	284

Consolidated net income (loss)	853	—	(7,233)	(4)	8,086
Net loss attributable to non-controlling interest	—	—	561	—	(561)

Net income (loss) attributable to Barracuda Networks, Inc.	$853	—%	$(6,672)	(4)%	$7,525

Revenue

Total revenue increased $31.8 million, or 18%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013. Subscription revenue increased by $23.2 million, or 19%, primarily due to an increase in active subscribers during the period of 37,452, or 19%, from 197,503 active subscribers as of November 30, 2013 to 234,955 active subscribers as of November 30, 2014. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $8.6 million, or 16%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased in the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013 primarily due to certain acquisition related intangible assets becoming fully amortized in prior periods resulting in a $1.1 million decrease in amortization expense and a $1.0 million decrease in warranty costs.

Operating Expenses

Research and development expense increased $7.6 million, or 22%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013, primarily due to a $5.2 million increase in compensation and personnel related costs primarily attributable to a 27% increase in research and development headcount, as we continued to invest in our solutions to innovate and improve functionality, integrated our C2C acquisition and increased costs associated with the expansion of our employee benefits programs, a $1.4 million increase in stock-based compensation expense and a $0.8 million increase in IT-related infrastructure expense. As a percentage of total revenue, research and development expense remained consistent for the comparable periods.

Sales and marketing expense increased $7.9 million, or 9%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013, primarily due to a $4.8 million increase in compensation and personnel related costs attributable to a 21% increase in sales and marketing headcount and increased costs associated with the expansion of our employee benefits programs, a $1.9 million increase in marketing expenses principally in partner and event sponsorships, brand awareness campaigns and channel recruitment in international markets and a $1.3 million increase in stock-based compensation expense. As a percentage of total revenue, sales and marketing expense decreased as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $3.9 million, or 18%, for the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013, primarily due to a $2.2 million increase in compensation and personnel related costs attributable to a 13% increase in general and administrative headcount, a $1.3 million increase in consulting, compliance and other costs associated with becoming a public company and a $1.3 million increase in stock-based compensation expense, partially offset by a $0.6 million decrease in bad debt expense. As a percentage of total revenue, general and administrative expense remained consistent for the comparable periods.

Other Expense, Net

The change in other expense, net was primarily due to a $2.4 million increase in foreign exchange losses during the nine months ended November 30, 2014 compared to the nine months ended November 30, 2013, which was primarily attributable to the strengthening of the U.S. dollar.

Benefit from Income Taxes

We recorded an income tax benefit of $3.0 million for the nine months ended November 30, 2014. The difference between the income tax benefit (provision) that would be derived by applying the statutory rate to our year-to-date income (loss) before tax and the income tax benefit (provision) actually recorded is primarily due to the impact of stock-based compensation expense and various discrete items. For the nine months ended November 30, 2013, we recorded an income tax benefit of $2.7 million.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2014	2013
	(in thousands)
Cash provided by operating activities	$33,074	$22,676
Cash used in investing activities	$(24,476)	$(14,670)
Cash provided by financing activities	$16,052	$79,197

As of November 30, 2014, we had cash, cash equivalents and short-term marketable securities of $171.4 million, of which $13.5 million was held outside of the United States and not presently available to fund domestic operations and obligations. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

We believe that our existing cash, cash equivalents and short-term marketable securities will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

We previously entered into a $25.0 million credit facility with Silicon Valley Bank, which expired in October 2014. We did not utilize any amount under this credit facility during its term.

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

For the nine months ended November 30, 2014, operating activities provided $33.1 million in cash primarily due to a positive change of $30.7 million in our net operating assets and liabilities, non-cash charges of $1.5 million and consolidated net income of $0.9 million.

For the nine months ended November 30, 2013, operating activities provided $22.7 million in cash primarily due to a net change of $23.7 million in our net operating assets and liabilities and non-cash charges of $6.2 million, partially offset by our consolidated net loss of $7.2 million.

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, purchases and sales of short-term marketable securities, and activity in connection with prior acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

Cash used in investing activities of $24.5 million in the nine months ended November 30, 2014 was primarily related to purchases of marketable securities of $11.5 million, purchases of property and equipment of $7.1 million, our acquisition of C2C and acquisition related escrow payments of $4.8 million and investments of $1.1 million in non-marketable equity and debt securities.

Cash used in investing activities of $14.7 million in the nine months ended November 30, 2013 was primarily related to our acquisition of SignNow, Inc. and acquisition related contingent consideration payments totaling $8.5 million as well as purchases of property and equipment of $5.9 million.

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

For the nine months ended November 30, 2014, financing activities provided $16.1 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $12.6 million and excess tax benefits from equity activity of $6.8 million. These cash inflows were partially offset by tax payments related to $3.9 million of net share settlements of equity awards.

For the nine months ended November 30, 2013, financing activities provided $79.2 million in cash primarily as a result of proceeds from our initial public offering of $78.3 million, net of underwriting discounts and commissions and offering costs paid.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2014, except in connection with our acquisition of C2C, we agreed to contingent consideration payments up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. As of November 30, 2014, we estimated fair value for contingent consideration to be $2.9 million.

Off-Balance Sheet Arrangements

As of November 30, 2014, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Foreign Currency Exchange Risk

A portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant currency exposures are the Euro, Japanese Yen and British Pound. Our reported revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statement of operations. We recognized net foreign exchange losses of $1.7 million and $2.4 million within other income (expense), net for the three and nine months ended November 30, 2014, respectively. We have not engaged in any foreign currency hedging transactions.

Interest Rate Sensitivity

The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of our investments are subject to market risk in which changes in the prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term marketable securities in a variety of instruments, including money market funds, government and corporate debt securities and asset- and mortgage-backed securities. We typically invest in highly-rated securities and our investment policy limits the amount of credit exposure to any one issuer. The risk associated with fluctuating interest rates relates primarily to our investment portfolio. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates.

A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our investment positions as of November 30, 2014. Any realized gains or losses resulting from such interest rate changes would only occur if we sold the investments prior to maturity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting means a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty is to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, given the early stage of our discussions, we are unable at this time to estimate the timing or amount of any final resolution.

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

On December 31, 2014, Adaptive Data LLC filed a lawsuit against us in the U.S. District Court for the District of Delaware, Adaptive Data LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999/1164, alleging that certain of our appliances infringe U.S. patent numbers 6,108,347 and 6,243,391. We have not yet responded to the complaint, and given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

Our subscription revenue accounted for 70% of our total revenue for the nine months ended November 30, 2014. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we have generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the nine months ended November 30, 2014, we experienced net losses on a GAAP basis for fiscal 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth. In addition, as a public company, we have incurred and expect to continue to incur, significant accounting, legal and other expenses that we did not incur as a private company.

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

Our business depends on the overall demand for security and storage solutions. In addition, the purchase of our solutions is often discretionary. Weak global economic conditions, or a reduction in security and storage solution spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our solutions, higher default rates among our customers and channel partners, reduced subscription renewals and lower our sales levels. As global economic conditions continue to be volatile or economic uncertainty remains, trends in security and storage spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Deterioration of economic conditions, as well as economic uncertainty or an economic downturn, may harm our business and operating results in the future.

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, given the early stage of our discussions, we are unable at this time to estimate the timing or amount of any final resolution. OFAC may also conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and as such may impose penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution.

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

Sales outside of North America represented 27% of our total revenue for the nine months ended November 30, 2014. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited.

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

We have office locations throughout the United States and in various international locations, including Austria, India and the United Kingdom. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. For example, we recently leased additional office space in San Jose, California, and have hired new employees and have relocated our manufacturing facility and operations to this location from our headquarters in Campbell, California. As a result, we have incurred and expect to continue to incur additional expense and the additional location may disrupt our operations and distract our management team. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, in the nine months ended November 30, 2014, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. If we are not able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

As of November 30, 2014, we had 57 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of November 30, 2014, we had 30 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) if we take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

We sell to state and local governmental agency customers, particularly schools, and we may increase sales to government entities in the future. Sales to government entities are subject to a number of challenges and risks. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Government certification requirements for solutions like ours may change and in doing so restrict our ability to sell into the federal government sector until we have attained the revised certification. Government demand and payment for our solutions may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Government entities may have statutory, contractual or other legal rights to terminate contracts with our distributors and resellers for convenience or due to a default, and any such termination may adversely impact our future operating results.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering (“IPO”) in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $44.40 through November 30, 2014. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 30, 2014, there were 52,474,672 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

BARRACUDA NETWORKS, INC.

Date: January 9, 2015	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2015	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.