Form 10-K
period 2015-02-28
BARRACUDA NETWORKS INC
filed 2015-04-29
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2015

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $238.3 million based on the closing price of $24.85 for shares of the registrant’s common stock as reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock outstanding, as of March 31, 2015, was 52,915,183.

DOCUMENTS INCORPORATED BY REFERENCE

Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2015. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 28, 2015.

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

PART I

Item 1. Business

Overview

Barracuda designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions, and responses to customer inquiries. This model has enabled us to be highly scalable in reaching a large number of potential customers. Since inception, our solutions have been trusted by more than 150,000 organizations worldwide.

Our security and storage solutions are connected to our cloud services, which enable continuous software updates, offsite redundancy and distributed capacity, and are offered on a subscription basis. Our solutions are delivered as cloud-connected appliances and virtual appliances, as well as cloud-only solutions. Our cloud-only solutions are designed for customers who cannot or do not wish to deploy additional on-premises infrastructure. Our appliances and virtual appliances leverage our cloud services to deliver hybrid cloud-connected solutions to our customers. These hybrid solutions enable us to optimize usage of on-premises hardware required while simultaneously leveraging the scalability of the cloud. Our security solutions are designed to protect and optimize the performance of the most critical points within our customers’ IT infrastructures, including email servers, web applications, data centers and core networks. Our storage solutions are designed to backup and archive business-critical data and make such data accessible for purposes such as compliance, disaster recovery and business intelligence. Our storage solutions also allow users to securely and quickly access, share, synchronize and sign files from Internet-connected devices. Our solutions can be managed centrally in any size or type of deployment through integrated, easy-to-use web interfaces that support configuration, monitoring and reporting.

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

•	Escalating Security Threat Environment. Organizations face security threats from a variety of attackers, including state-sponsored, profit-motivated, automated and internal attackers. These attacks can result in organizational disruption, as well as the theft of sensitive information such as credit card information, and can cause financial and reputational damage. These threats are exacerbated further as customers migrate their applications to public and private clouds. Organizations of all sizes are being forced to reexamine their security risks and technology investments as threats evolve and increase in number, complexity, variety and severity.

•	Productivity and Security Challenges Posed by Web Applications. Organizations can benefit greatly from popular web applications, such as Facebook, LinkedIn, Twitter and YouTube, which enable new channels to communicate and collaborate with customers and business partners, as well as a means to market their products and recruit employees. While many of these applications can benefit the business, they can introduce significant security vulnerabilities as well as inappropriate and unproductive activities in the workplace. In order to take advantage of these benefits, organizations need to safely enable the use of these applications within a secure infrastructure, such that only the right individuals are using the right set of applications for their business functions.

•	Explosion of Data and Increased Storage Consumption. Organizations and employees are increasingly dependent on the availability of this information at all times. As a result, organizations cannot afford to lose access to business critical data and need a cost effective and scalable way to ensure that their data is being stored safely and can be recovered rapidly.

•	Constrained IT Budgets. Macroeconomic conditions have kept IT budgets under significant pressure and, despite recent innovations in the industry, security and storage infrastructures increasingly require greater investments to implement, run and manage. As a result, there is a need for security and storage environments to become vastly more efficient against the backdrop of constrained IT budgets.

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

Our Competitive Strengths

We believe we have a number of competitive advantages that will enable us to maintain and extend our leadership position including:

•	Vertically-Integrated Approach. With our vertically-integrated approach, we control the value chain across our solutions, including product design and functionality, marketing efforts, sales processes, manufacturing, delivery and customer support. This enables us to tailor the customer experience to deliver powerful yet easy-to-use security and storage solutions to organizations in the way that works best for IT professionals in resource-constrained environments.

•	Hybrid, Cloud-Connected Solution Design. Our hybrid solutions consist of cloud-connected appliances and virtual appliances, as well as cloud-only solutions, that deliver security and storage capabilities out-of-the-box. By offering a portfolio of solutions and multiple deployment options, we are able to engineer functionality optimally to align with, and take advantage of, the benefits of each form factor, thereby increasing overall value for our customers.

•	Large, Engaged Customer Base. We have gained a strong foothold in our markets and, since inception, our solutions have been trusted by more than 150,000 organizations worldwide. Our broad customer base and solution portfolio provide us with a platform from which we can cross-sell solutions to our existing customers. We strive to maintain close contact with our customers so that we can tailor our solutions enhancements to better meet our customers’ needs and fuel our innovation cycle based on their feedback.

•	Leadership and Dedicated Focus. Since our founding, we have focused on identifying common pain points and designing differentiated solutions to simplify complex IT problems for resource-constrained organizations. We have demonstrated our ability to execute our innovative business model successfully and establish a leadership position across multiple markets, starting with the markets for email security and web security and more recently in the market for backup.

•	Innovative Technology and Intellectual Property. We continue to invest in research and development to ensure our solutions are powerful yet easy to use. We also operate Barracuda Central, our security intelligence center, to monitor and block the latest Internet threats.

•	Strong Brand. We have built our brand with IT professionals in mind and our brand is at the core of our business model. We believe Barracuda is widely recognized as a trusted IT partner who combines leading technology solutions with highly responsive customer service in order to simplify IT for IT professionals.

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

Email Security. The Barracuda Spam Firewall includes spam and virus blocking, denial-of-service prevention, email continuity, encryption and policy management features. With the included Cloud Protection Layer (“CPL”), Barracuda Spam Firewall customers can route their email through the Barracuda cloud performing advanced malware detection and pre-filtering to keep threats off their premises, reduce incoming connections to their network and spool mail in the event their sites become unavailable. Once delivered to the premises, inbound messages pass through up to 12 layers of security and custom policies before being delivered to the user. Outbound messages are filtered and encrypted to prevent sensitive data such as credit card information from leaving the organization and to prevent spam or viruses from emanating from customer networks. The cloud- based Barracuda Email Security Service provides the same functionality as the Barracuda Spam Firewall and is designed for customers who host their own email but wish to fully offload their email security to a cloud service.

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

Integrated Network Security. The Barracuda Security Suite includes three best-of-breed network security solutions in one integrated platform to create a strong security posture against current and future threats. It combines the Barracuda Firewall, Barracuda Web Filter and Barracuda Spam Firewall into a single platform with a common management interface.

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

Cloud eSignature. CudaSign (formerly SignNow) is a leading mobile eSignature application. Businesses globally use the CudaSign platform to electronically sign documents from Internet connected devices, reducing the need to print, fax or ship documents. Customers also can centralize contract archives with CudaSign, gaining control over document signing workflow, auditing and tracking.

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

Our cloud services are used by our cloud-only and hybrid cloud-connected appliances, which allows us to rapidly develop new solutions and features. For example:

•	Our email content inspection service is used by both the Barracuda Email Security Service and the CPL included with the Barracuda Spam Firewall appliances and virtual appliances deployed on the customer premises.

•	Our cloud web categorization service is used by the Barracuda Web Security Service, the Barracuda Web Filter, the Barracuda Firewall and the Barracuda NG Firewall.

•	Our deduplicated file storage service, developed originally for the Barracuda Backup Server, also is used by the Barracuda Email Security Service and Copy.

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

Where appropriate, we employ a multi-tenant architecture that allows us to serve multiple customers while securely segregating their data. The platform includes intelligent route-optimization technology that dynamically routes customer traffic quickly and effectively.

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

Our Customers

We target customers across a wide range of industries, including education, government, financial services, healthcare, professional services, telecommunications, retail and manufacturing. Our revenue is diversified across our entire customer base. One distribution partner accounted for 20%, 18% and 13% of total revenue in fiscal 2015, 2014 and 2013, respectively. Sales to this distributor are subject to an agreement between the parties which provides for an initial term of one year, with automatic one year renewal terms and permits termination by either party with 90 days written notice prior to the termination date, restricts its sales to the United States and Canada and provides for net payment to us within 30 days of the date from the date of invoice. In addition, the agreement may terminate (i) at any time upon the mutual written agreement of the distributor and us, (ii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iii) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.

For fiscal 2015, 2014, and 2013, we generated 32%, 32% and 30% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 9 of the Notes to Consolidated Financial Statements included elsewhere in this report.

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

The Barracuda Networks Reseller Program (Barracuda Partner Program) is a global network of resellers offering our solutions, service and support to our customers. We believe that our solutions and innovative marketing, lead generation and training programs provide a significant opportunity for high-quality reseller and distributor partners. Our channel network leverages our channel partners’ industry, product and geographic knowledge and their customer reach to expand our customer base. Our relationship with our channel partners are generally governed by our standard, non-exclusive and non-transferable reseller agreement, which provides for the appointment of the channel partner in a specified territory and net payment to us from the channel partner within 30 days of the date from the date of invoice. Additionally, either party may terminate the agreement without cause upon 30 days prior written notice or immediately by giving notice to the other party if the other party is in breach of a material provision in the reseller agreement and fails to rectify such breach within 30 days of receiving such notice.

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

Our research and development expenses were $58.7 million, $47.1 million and $35.2 million in fiscal 2015, 2014 and 2013, respectively.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

As of February 28, 2015, we had 56 issued patents that expire between November 2016 and August 2030 and 33 patent applications pending in the United States. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.

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

Competition

We operate in the intensely competitive security and storage markets that are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•	Independent network security, storage and application delivery vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Palo Alto Networks, Inc., Proofpoint, Inc. and Symantec Corporation that offer competing solutions.

•	Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett-Packard Company, the McAfee division of Intel Corporation (“Intel”) and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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

Employees

As of February 28, 2015, we had 1,365 full-time employees. Although we are subject to collective bargaining agreements in certain countries, our U.S. employees are not represented by a labor union. We consider our employee relations to be good.

Corporate Information

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

Our subscription revenue accounted for 70% of our total revenue for the year ended February 28, 2015. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we have generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the three months ended August 31, 2014, May 31, 2104 and February 28, 2014, we experienced net losses on a GAAP basis for fiscal 2015, 2014 and 2013. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth. In addition, as a public company, we have incurred and expect to continue to incur, significant accounting, legal and other expenses that we did not incur as a private company.

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

We continue to increase the breadth and scope of our offerings and, correspondingly, the breadth and scope of our operations. To support this growth, and to manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and our ability to manage headcount, capital and processes in an efficient manner. We have incurred, and will continue to incur, expenses as we invest in international operations and infrastructure such as the expansion of our sales and marketing presence in Asia-Pacific, the addition of higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally and investments in software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. We continue to make significant incremental investments in product development, corporate infrastructure and broadened distribution, and we intend to continue to invest in development of our solutions, our infrastructure and sales and marketing. We have recognized, and are likely to continue to recognize, the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, at this time, we are unable at this time to estimate the timing or amount of any final resolution. OFAC may also conclude that our actions resulted in violations of U.S. export control and economic sanctions laws and as such may impose penalties that could include fines, termination of our ability to export our products and/or referral for criminal prosecution.

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

We generate a significant amount of revenue from sales outside of the United States, and we are therefore subject to a number of risks associated with international sales and operations.

Sales outside of the United States represented 32% of our total revenue for fiscal 2015. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.

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

Because our solutions are complex, they have contained and may in the future contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. For example, from time to time, certain of our customers have reported defects in our solutions related to performance, functionality and compatibility that were not detected before shipping the solution. Additionally, defects may cause our solutions to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, our solutions may not be able to protect our customers’ networks. Our security solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our threat intelligence database or other virus databases in time to protect our customers’ networks. For example, in fiscal 2015, we and our customers were adversely impacted by the recently discovered Heartbleed vulnerability, which is a vulnerability in the secure sockets layer (SSL), as well as a denial of service attack which targeted our Barracuda Email Security Service. In addition, defects or errors in our subscription updates or our solutions could result in a failure to effectively update customers’ solutions and thereby leave our customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Any defects, errors or vulnerabilities in our solutions could result in:

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

Our solutions are designed to be deployed by customers in resource-constrained IT environments. Our customers depend on our support services to assist them with questions as they implement our solutions within their IT infrastructure, and after deployment, our customers depend on our support organization to quickly resolve any issues relating to those solutions. A significant level of high-quality support is critical to ensure high rates of renewals and cross-selling of our solutions. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers IT infrastructure, we must continue to adapt our customer support organization to ensure that our customers continue to receive the high level of customer service which they have come to expect. If we do not effectively assist our customers in deploying our solutions, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our solutions to existing customers, decrease our subscription renewal rates and harm our reputation with potential new customers, all of which would have an adverse effect on our business, reputation and operating results.

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

As a result, we have incurred and expect to continue to incur additional expense related to our continued growth. Failure to manage any future growth effectively could result in increased costs, negatively impact our customers’ satisfaction with our solutions, and harm our operating results.

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

Substantially all of our sales orders are fulfilled by our channel partners, which include distributors and resellers. We also depend upon our channel partners to manage the customer sales process and to generate sales opportunities. To the extent our channel partners are unsuccessful in fulfilling our sales, managing the sales process or selling our solutions, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated channel partners in each of the regions in which we sell our offerings, our ability to sell our solutions and operating results will be harmed. In order to support our growth strategy, we continue to expand our channel partner network, both in the United States and internationally. If we are unable to successfully develop new channel partner relationships, or if we experience reseller shifts between distributors or any channel conflict occurs, it could negatively impact our ability to meet our revenue and profitability goals.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, in fiscal 2015, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

As of February 28, 2015, we had 56 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of

February 28, 2015, we had 33 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Most of our sales are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, and our broad customer base and channel partner network mitigate these risks, we cannot assure you these programs will be effective in reducing our credit risks, especially as we expand our business internationally. Additionally, as our accounts receivable continue to increase, these risks, including the risk of doubtful accounts, will be exacerbated. If we are unable to adequately control these risks, our business, operating results and financial condition could be adversely affected.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering (“IPO”) in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $44.40 through February 28, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2015, there were 52,881,002 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices consist of approximately 61,400 square feet of office space that we own in Campbell, California. We also lease approximately 42,000 square feet of office space for research and development in Ann Arbor, Michigan and approximately 47,000 square feet of office space for manufacturing and customer support in San Jose, California, with leases that expire in October 2017 and August 2018, respectively. We have additional office locations throughout the United States and in various international locations.

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty is to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, at this time, we are unable at this time to estimate the timing or amount of any final resolution.

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

Other

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”) which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc. , Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator Transformation.” Parallel Networks has asserted similar claims against other companies. We and Parallel Networks jointly filed a stipulated dismissal (with prejudice) of the matter, which was granted on April 28, 2015.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a complaint for patent infringement of U.S. Patent Number 7,143,444 against us in the U.S. District Court for the District of Delaware, captioned, Selene Communication Technologies LLC v. Barracuda Networks, Inc. On October 3, 2014, we were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Selene for the patents in the lawsuit. As a result the lawsuit was dismissed with prejudice and we did not pay any fees associated with the settlement and license.

On December 31, 2014, Adaptive Data LLC (“Adaptive”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Adaptive Data LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999/1164, alleging that certain of our appliances infringe U.S. patent numbers 6,108,347 and 6,243,391. On January 23, 2015, we were notified by RPX that it had entered into a settlement and license agreement with Adaptive for the patents in the lawsuit. As a result the lawsuit was dismissed with prejudice and we did not pay any fees associated with the settlement and license.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. patent number 6,795,918. Wetro Lan has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit.

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

Fiscal 2015 Quarters:	High	Low
First quarter	$44.40	$23.53
Second quarter	$35.15	$23.95
Third quarter	$36.72	$24.24
Fourth quarter	$40.71	$32.00

Fiscal 2014 Quarters:	High	Low
Third quarter (from November 6, 2013)	$23.80	$18.63
Fourth quarter	$41.30	$20.87

On February 27, 2015, the last reported sale price of our common stock on the NYSE was $38.09 per share.

Holders of Record

As of March 31, 2015, there were 115 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the “S&P 500”) from November 6, 2013 through February 28, 2015. The graph assumes that $100 was invested on November 6, 2013 in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities

None.

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

The statements of operations data for fiscal 2015, 2014 and 2013 and the balance sheet data as of February 28, 2015 and 2014 are derived from our audited financial statements appearing in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K. The statements of operations for fiscal 2012 and 2011 and the balance sheet data as of February 28/29, 2013, 2012 and 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended February 28/29,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Appliance	$83,146	$71,914	$59,528	$43,258	$52,477
Subscription	194,300	161,873	139,403	117,662	89,655

Total revenue	277,446	233,787	198,931	160,920	142,132
Cost of revenue (1)	58,667	53,768	45,088	34,966	31,972

Gross profit	218,779	180,019	153,843	125,954	110,160
Operating expenses:
Research and development (1)	58,737	47,142	35,167	27,824	23,979
Sales and marketing (1)	125,526	114,024	102,329	84,885	69,963
General and administrative (1)	35,438	29,856	28,777	14,428	13,021

Total operating expenses	219,701	191,022	166,273	127,137	106,963

Income (loss) from operations	(922)	(11,003)	(12,430)	(1,183)	3,197
Other income (expense), net	(3,674)	51	(839)	476	282

Income (loss) before income taxes and non-controlling interest	(4,596)	(10,952)	(13,269)	(707)	3,479
Benefit from (provision for) income taxes(2)	(62,902)	6,565	5,084	453	(1,136)

Consolidated net income (loss)	(67,498)	(4,387)	(8,185)	(254)	2,343
Net loss attributable to non-controlling interest	—	761	794	859	620

Net income (loss) attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)	$605	$2,963

Net income (loss) attributable to common stockholders	$(67,498)	$(3,626)	$(9,203)	$466	$2,281

Net income (loss) per share attributable to common stockholders:
Basic	$(1.30)	$(0.10)	$(0.29)	$0.01	$0.07

Diluted	$(1.30)	$(0.10)	$(0.29)	$0.01	$0.07

Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	51,898	35,355	32,031	33,829	33,630
Diluted	51,898	35,355	32,031	45,355	44,980

(1)	Includes stock-based compensation expense as follows:

	Year Ended February 28/29,
	2015	2014	2013	2012	2011
	(in thousands)
Cost of revenue	$389	$201	$146	$51	$84
Research and development	4,410	2,374	2,059	766	848
Sales and marketing	3,811	2,067	1,182	527	627
General and administrative	8,448	6,195	5,400	527	417

	$17,058	$10,837	$8,787	$1,871	$1,976

(2)	In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

	February 28/29,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$192,127	$135,879	$31,645	$128,783	$100,187
Working capital (deficit)(1)	29,070	30,456	(67,797)	61,180	52,912
Total assets(1)	$389,345	350,056	212,248	283,899	218,655
Deferred revenue, current and non-current	373,157	313,157	261,243	217,209	160,699
Note payable, current and non-current	4,635	4,872	5,094	5,295	—
Redeemable convertible preferred stock	—	—	167,554	40,010	40,010
Common stock and additional paid-in capital	316,088	278,603	23,108	13,479	13,377
Total stockholders’ deficit(1)	(39,084)	(5,655)	(259,620)	(7,583)	(4,984)

(1)	In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

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

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, have been 94%, 97% and 93% in fiscal 2015, 2014 and 2013, respectively.

The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, and continue to develop new solutions to promptly respond to our customers’ needs. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality. At the end of fiscal 2015, we had nearly 35,000 multi-solution customers. Of these multi-solution customers, almost 11,000 purchased three or more of our distinct solutions. At the end of fiscal 2014, we had more than 27,400 multi-solution customers. Of these multi-solution customers, approximately 7,800 purchased three or more of our distinct solutions. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.

In addition to our cross-sell efforts, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets, such as next generation firewall appliances and purpose-built backup appliances. Although the mix of solutions sold can vary from period to period, in recent periods we have experienced stronger growth in sales of storage and application security solutions. Our future success will depend in part on our ability to continue to expand our sales in these higher-growth segments. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

Furthermore, our business depends on the overall demand for security and storage solutions. Weak global economic conditions, particularly market and financial uncertainty and instability in the United States and

Europe, or a reduction in security and storage solution spending even if general economic conditions are unaffected, could adversely impact our business, financial condition and operating results in a number of ways. Additionally, we face significant competition across all of our market segments, and must continue to execute across all functions and add qualified personnel to succeed in these markets.

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

	Year Ended February 28,
	2015	2014	2013
Gross billings	$364,292	$309,998	$264,225
Year-over-year percentage increase	18%	17%	13%
Year-over-year percentage increase on a constant currency basis (1)	18%	17%	17%
Adjusted EBITDA	$79,105	$52,906	$49,095
Adjusted EBITDA as a percentage of total revenue	29%	23%	25%
Free cash flow	$43,604	$39,412	$41,085
Free cash flow as a percentage of total revenue	16%	17%	21%
Active subscribers at period end	243,578	205,421	179,952

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2014, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings. We define gross billings as total revenue plus the change in deferred revenue and other adjustments which primarily reflect returns and reserves with respect to the 30-day right to return we provide to our customers, as well as rebates for certain channel partner activities, during a particular period. The deferred revenue balances as of February 28, 2015 excludes the amounts related to the acquisition date deferred revenue assumed in connection with our acquisition of C2C Systems Limited (“C2C”) in the second quarter of fiscal

2015. We use gross billings as a performance measurement, based on our business model of invoicing our customers at the time of sale of our solutions and recognizing revenue ratably over subsequent periods. Accordingly, we believe gross billings provide valuable insight into the sales of our solutions and the performance of our business. The gross billings we record in any period reflect sales to new customers plus renewals and additional sales to existing customers adjusted for returns, rebates and other offsets, which we do not expect to be recognized as revenue in future periods. In many cases, these returns, rebates and other offsets occur in periods different from the period of sale, and are unrelated to the marketing efforts leading to the initial sale, and therefore by adjusting for such offsets, we believe our computation of gross billings better reflects the effectiveness of our sales and marketing efforts.

The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Year Ended February 28,
	2015	2014	2013
Total revenue	$277,446	$233,787	$198,931
Total deferred revenue, end of period (1)	372,862	313,157	261,243
Less: total deferred revenue, beginning of period	(313,157)	(261,243)	(217,209)
Add: deferred revenue adjustments	27,141	24,297	21,260

Total change in deferred revenue and adjustments	86,846	76,211	65,294

Gross billings	$364,292	$309,998	$264,225

Year-over-year percentage increase	18%	17%	13%
Year-over-year percentage increase on a constant currency basis (2)	18%	17%	17%

(1)	The balance as of February 28, 2015 excludes the remaining acquisition date deferred revenue amounts assumed in connection with our acquisition of C2C. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2014, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings increased 18% from fiscal 2014 to 2015 and 17% from fiscal 2013 to 2014. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention. The increase was also due to continued investment in sales and marketing, which resulted in additional lead generation opportunities and associated new customer billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the two comparable periods using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which includes other (income) expense, net, provision for (benefit from) income taxes, acquisition and other non-recurring charges, stock-based compensation expense, amortization of intangible assets and depreciation expense. Because of our business model, where revenue from gross billings is recognized ratably over subsequent periods, substantially all of our gross billings increase deferred revenue. Therefore, we believe that adjusting net income (loss) for increases in deferred revenue and increases in the associated deferred costs provides another indication of profitability from our operations. We use adjusted EBITDA to measure our performance, prepare our budgets and establish metrics for variable compensation. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our core operating performance and to better measure our performance on a consistent basis from period to period.

The following table reconciles net loss attributable to Barracuda Networks, Inc. to adjusted EBITDA (in thousands, except percentages):

	Year Ended February 28,
	2015	2014	2013
Net loss attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)
Total deferred revenue, end of period (1)	372,862	313,157	261,243
Less: total deferred revenue, beginning of period	(313,157)	(261,243)	(217,209)
Less: total deferred costs, end of period	(57,936)	(50,279)	(39,470)
Total deferred costs, beginning of period	50,279	39,470	29,254
Other (income) expense, net	3,674	(51)	839
Provision for (benefit from) income taxes	62,902	(6,565)	(5,084)
Depreciation and amortization (2)	8,631	9,361	8,333
Stock-based compensation	17,058	10,837	8,787
Acquisition and other non-recurring charges (3)	2,290	1,845	9,793

Adjusted EBITDA	$79,105	$52,906	$49,095

Adjusted EBITDA as a percentage of total revenue	29%	23%	25%

(1)	The balance as of February 28, 2015 excludes the remaining acquisition date deferred revenue amounts assumed in connection with our acquisition of C2C. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for a description of charges.

Adjusted EBITDA increased from $49.1 million in fiscal 2013 to $52.9 million in fiscal 2014 and increased to $79.1 million in fiscal 2015. The increases in adjusted EBITDA from period to period were based primarily upon increased gross billings and our continued investments in the business.

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

The following table reconciles cash provided by operating activities to free cash flow (in thousands, except percentages):

	Year Ended February 28,
	2015	2014	2013
Cash provided by operating activities	$54,104	$42,210	$39,375
Less: purchases of property and equipment	(12,517)	(7,616)	(4,722)
Acquisition and other non-recurring charges (1)	2,017	4,818	6,432

Free cash flow	$43,604	$39,412	$41,085

Free cash flow as a percentage of total revenue	16%	17%	21%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for a description of charges.

Free cash flow decreased from $41.1 million in fiscal 2013 to $39.4 million in fiscal 2014 and increased to $43.6 million in fiscal 2015. The increase in free cash flow in fiscal 2015 was primarily driven by increased sales, partially offset by our increased capital expenditures, including investments in our data centers and expansion of our corporate headquarters. The decrease in free cash flow in fiscal 2014 was driven primarily by greater capital expenditures to further expand our cloud storage infrastructure.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of February 28, 2015, 2014 and 2013, we had 243,578, 205,421 and 179,952 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers. During fiscal 2015, we renewed 94% of the expiring subscriptions, on a dollar basis, and continued to invest in sales and marketing infrastructure to attract and retain new customers which contributed to the increase in active subscribers.

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

Option holder bonuses. Option holder bonus costs include bonus payments made in lieu of dividends to employees who held fully vested options to acquire our common stock at the time of the Recapitalization transaction. These costs impacted our research and development, sales and marketing and general and administrative expenses in our consolidated statements of operations.

Acquisition costs. Acquisition costs include the legal, valuation consulting and other expenses incurred in connection with acquisitions, the fair value remeasurements of contingent considerations, the payments made under the terms of certain acquisition agreements and the expenses due to acquiring the remaining outstanding equity of certain subsidiaries, and are classified within operating expenses in our consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Year Ended February 28,
	2015	2014	2013
CEO transition	$—	$—	$6,058
Export compliance	176	439	1,411
Option holder bonuses	—	—	1,420
Acquisition costs	2,114	1,406	904

	$2,290	$1,845	$9,793

The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Year Ended February 28,
	2015	2014	2013
CEO transition	$—	$1,946	$4,108
Export compliance	124	1,539	—
Option holder bonuses	—	—	1,420
Acquisition costs	1,893	1,333	904

	$2,017	$4,818	$6,432

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Benefit from (Provision for) Income Taxes

Our benefit from (provision for) income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.

Results of Operations

The following tables summarize our consolidated results of operations for the periods presented (dollars in thousands) and as a percentage of our total revenue for those periods.

	Year Ended February 28,
	2015	2014	2013
Revenue:
Appliance	$83,146	$71,914	$59,528
Subscription	194,300	161,873	139,403

Total revenue	277,446	233,787	198,931
Cost of revenue	58,667	53,768	45,088

Gross profit	218,779	180,019	153,843

Operating expenses:
Research and development	58,737	47,142	35,167
Sales and marketing	125,526	114,024	102,329
General and administrative	35,438	29,856	28,777

Total operating expenses	219,701	191,022	166,273

Loss from operations	(922)	(11,003)	(12,430)
Other income (expense), net	(3,674)	51	(839)

Loss before income taxes and non-controlling interest	(4,596)	(10,952)	(13,269)
Benefit from (provision for) income taxes	(62,902)	6,565	5,084

Consolidated net loss	(67,498)	(4,387)	(8,185)
Net loss attributable to non-controlling interest	—	761	794

Net loss attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)

	Year Ended February 28,
	2015	2014	2013
Revenue:
Appliance	30%	31%	30%
Subscription	70	69	70

Total revenue	100	100	100
Cost of revenue	21	23	23

Gross profit	79	77	77

Operating expenses:
Research and development	21	20	18
Sales and marketing	45	49	51
General and administrative	13	13	14

Total operating expenses	79	82	83

Loss from operations	—	(5)	(6)
Other income (expense), net	(1)	—	(1)

Loss before income taxes and non-controlling interest	(1)	(5)	(7)
Benefit from (provision for) income taxes	(23)	3	3

Consolidated net loss	(24)	(2)	(4)
Net loss attributable to non-controlling interest	—	—	—

Net loss attributable to Barracuda Networks, Inc.	(24)%	(2)%	(4)%

Comparison of the Fiscal Years Ended February 28, 2015 and 2014

Revenue

	Year Ended February 28,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Appliance	$83,146	$71,914	$11,232	16%
Subscription	194,300	161,873	32,427	20

Total revenue	$277,446	$233,787	$43,659	19%

Total revenue increased $43.7 million, or 19%, for fiscal 2015 compared to fiscal 2014. Subscription revenue increased by $32.4 million, or 20%, primarily due to a 19% increase in active subscribers from 205,421 active subscribers as of February 28, 2014 to 243,578 active subscribers as of February 28, 2015. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us, which was primarily driven by increased sales of our appliances to new customers. Total appliance revenue grew by $11.2 million, or 16%, due to increased demand for our solutions, driven primarily by our successful efforts to cross-sell additional solutions to existing customers and to a lesser extent the success of our sales and marketing initiatives leading to increased new customer billings.

Cost of Revenue and Gross Margin

	Year Ended February 28,
	2015		2014		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$58,667		$53,768		$4,899	9%
Gross profit	$218,779	79%	$180,019	77%	$38,760	22%

Cost of revenue increased for fiscal 2015 compared to fiscal 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased in fiscal 2015 compared to fiscal 2014 primarily due to certain acquisition related intangible assets being fully amortized during fiscal 2015 resulting in a $1.4 million decrease in amortization expense and lower inventory reserve adjustments of $1.3 million for fiscal 2015.

Operating Expenses

	Year Ended February 28,
	2015		2014		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Operating expenses:
Research and development	$58,737	21%	$47,142	20%	$11,595	25%
Sales and marketing	125,526	45	114,024	49	11,502	10
General and administrative	35,438	13	29,856	13	5,582	19

Total operating expenses	$219,701	79%	$191,022	82%	$28,679	15%

Research and development expense increased $11.6 million, or 25%, in fiscal 2015 compared to fiscal 2014 primarily due to a $7.8 million increase in compensation and personnel related costs as a result of a 29% increase in research and development headcount as we continued to invest in our solutions to innovate and improve functionality, a $2.0 million increase in stock-based compensation and a $1.3 million increase in IT-related infrastructure expenses. As a percentage of total revenue, research and development expense remained consistent year over year.

Sales and marketing expense increased $11.5 million, or 10%, in fiscal 2015 compared to fiscal 2014 primarily due to a $6.4 million increase in compensation and personnel related costs attributable to a 28% increase in sales and marketing headcount, a $2.9 million increase in marketing expenses principally in partner and event sponsorships, brand awareness campaigns and channel recruitment in international markets, a $1.7 million increase in stock-based compensation expense and a $1.0 million increase in IT-related infrastructure expense, partially offset by certain acquisition related intangible assets becoming fully amortized during fiscal 2015 resulting in a $0.5 million decrease in amortization expense. As a percentage of total revenue, sales and marketing expense decreased year over year as we aligned marketing spend with salesforce capacity and product initiatives.

General and administrative expense increased $5.6 million, or 19%, in fiscal 2015 compared to fiscal 2014 primarily due to a $2.8 million increase in compensation and personnel related costs attributable to an 8% increase in general and administrative headcount, a $2.3 million increase in stock-based compensation expense and a $1.2 million increase in consulting, compliance and other costs associated with becoming a public company, partially offset by a $0.6 million decrease in bad debt expense. As a percentage of total revenue, general and administrative expense remained consistent year over year.

Other Income (Expense), Net

	Year Ended February 28,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other income (expense), net	$(3,674)	$51	$(3,725)	NM

The change in other income (expense), net was due primarily to a $3.6 million increase in foreign exchange losses during fiscal 2015 compared to fiscal 2014, which was primarily attributable to the strengthening of the U.S. dollar.

Benefit from (Provision for) Income Taxes

	Year Ended February 28,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$(62,902)	$6,565	$(69,467)	NM

We recorded an income tax provision of $62.9 million for fiscal 2015 and an income tax benefit of $6.6 million for fiscal 2014. The provision for income taxes is primarily due to a valuation allowance established in fiscal 2015 against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax expense actually recorded for fiscal 2015 is primarily due to the establishment of the valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items, partially offset by the tax benefit we received from deductible transaction costs in fiscal 2015.

Comparison of the Fiscal Years Ended February 28, 2014 and 2013

Revenue

	Year Ended February 28,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Revenue:
Appliance	$71,914	$59,528	$12,386	21%
Subscription	161,873	139,403	22,470	16

Total revenue	$233,787	$198,931	$34,856	18%

Total revenue increased $34.9 million, or 18%, for fiscal 2014 compared to fiscal 2013. Subscription revenue increased by $22.5 million, or 16%, primarily due to a 14% increase in active subscribers from 179,952 active subscribers as of February 28, 2013 to 205,421 active subscribers as of February 28, 2014. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us, which was primarily driven by increased sales of our appliances to new customers. Total appliance revenue grew by $12.4 million, or 21%, due to increased demand for our solutions, driven primarily by our successful efforts to cross-sell additional solutions to existing customers and to a lesser extent the success of our sales and marketing initiatives leading to increased new customer billings.

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

The change in other income (expense), net was due primarily to a decrease in foreign exchange losses of $0.8 million (primarily related to the Euro and GBP) in fiscal 2014 compared to fiscal 2013.

Benefit from Income Taxes

	Year Ended February 28,
	2014	2013	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit from income taxes	$6,565	$5,084	$1,481	29%

We recorded an income tax benefit of $6.6 million for fiscal 2014 and an income tax benefit of $5.1 million for fiscal 2013. The increased income tax benefit is primarily due to a one-time benefit from our legal entity structure rationalization. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded for fiscal 2014 and 2013 is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, offset by the use of the tax credits and the tax benefit we received from manufacturing domestically and legal entity structure rationalization in fiscal 2014. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded for fiscal 2014 is primarily due to the impact of non-deductible stock-based compensation expenses and other currently non-deductible items, offset by the use of the tax credits and the tax benefit we received from manufacturing domestically and legal entity structure rationalization in fiscal 2014.

Quarterly Results of Operations

The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended February 28, 2015, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
	(in thousands)
Revenue
Appliance	$20,942	$20,692	$20,676	$20,836	$18,331	$18,174	$17,906	$17,503
Subscription	51,236	49,715	47,976	45,373	42,003	41,212	39,884	38,774

Total revenue	72,178	70,407	68,652	66,209	60,334	59,386	57,790	56,277
Cost of revenue	15,779	14,438	14,044	14,406	13,270	14,017	13,407	13,074

Gross profit	56,399	55,969	54,608	51,803	47,064	45,369	44,383	43,203

Operating expenses
Research and development	16,570	15,389	13,826	12,952	12,579	12,083	11,638	10,842
Sales and marketing	31,621	33,395	31,031	29,479	28,011	28,785	28,392	28,836
General and administrative	9,491	8,759	8,624	8,564	7,838	7,513	7,827	6,678

Total operating expenses	57,682	57,543	53,481	50,995	48,428	48,381	47,857	46,356

Income (loss) from operations	(1,283)	(1,574)	1,127	808	(1,364)	(3,012)	(3,474)	(3,153)
Other income (expense), net	(1,147)	(1,789)	(681)	(57)	380	121	7	(457)

Income (loss) before income taxes and non-controlling interest	(2,430)	(3,363)	446	751	(984)	(2,891)	(3,467)	(3,610)
Benefit from (provision for) income taxes(1)	(65,921)	3,327	292	(600)	3,830	599	1,089	1,047

Consolidated net income (loss)	(68,351)	(36)	738	151	2,846	(2,292)	(2,378)	(2,563)
Net loss attributable to non-controlling interest	—	—	—	—	200	199	203	159

Net income (loss) attributable to Barracuda Networks, Inc.	$(68,351)	$(36)	$738	$151	$3,046	$(2,093)	$(2,175)	$(2,404)

Net income (loss) per share attributable to Barracuda Networks, Inc. – basic	$(1.30)	$—	$0.01	$—	$0.06	$(0.06)	$(0.08)	$(0.09)
Net income (loss) per share attributable to Barracuda Networks, Inc. – diluted	$(1.30)	$—	$0.01	$—	$0.06	$(0.06)	$(0.08)	$(0.09)

(1)	In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
Revenue
Appliance	29%	29%	30%	31%	30%	31%	31%	31%
Subscription	71	71	70	69	70	69	69	69

Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	22	21	20	22	22	24	23	23

Gross profit	78	79	80	78	78	76	77	77

Operating expenses
Research and development	23	22	20	20	21	20	20	19
Sales and marketing	44	47	45	44	46	48	49	51
General and administrative	13	12	13	13	13	13	14	12

Total operating expenses	80	81	78	77	80	81	83	82

Income (loss) from operations
Income (loss) from operations	(2)	(2)	2	1	(2)	(5)	(6)	(5)
Other income (expense), net	(2)	(3)	(1)	—	1	—	—	(1)

Income (loss) before income taxes and non-controlling interest	(4)	(5)	1	1	(1)	(5)	(6)	(6)
Benefit from (provision for) income taxes(1)	(91)	5	—	(1)	6	1	2	2

Consolidated net income (loss)	(95)	—	1	—	5	(4)	(4)	(4)
Net loss attributable to non-controlling interest	—	—	—	—	—	—	—	—

Net income (loss) attributable to Barracuda Networks, Inc.	(95)%	—%	1%	—%	5%	(4)%	(4)%	(4)%

(1)	In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

Key Metrics

The following table presents unaudited key metrics for each of the eight quarters through February 28, 2015. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
	(in thousands, except active subscribers and percentages)
Gross billings	$96,125	$91,532	$89,035	$87,600	$82,039	$77,471	$75,623	$74,865
Period-over-period percentage increase	5%	3%	2%	7%	6%	2%	1%
Adjusted EBITDA	$20,206	$19,492	$19,980	$19,427	$16,832	$12,649	$11,372	$12,053
Adjusted EBITDA as a percentage of total revenue	28%	28%	29%	29%	28%	21%	20%	21%
Free cash flow	$16,239	$9,483	$13,679	$4,203	$18,677	$9,712	$9,416	$1,607
Free cash flow as a percentage of total revenue	22%	13%	20%	6%	31%	16%	16%	3%
Active subscribers as of period end	243,578	234,955	225,600	214,339	205,421	197,503	190,700	184,232

The following table reconciles total revenue to gross billings (in thousands):

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
Total revenue	$72,178	$70,407	$68,652	$66,209	$60,334	$59,386	$57,790	$56,277
Total deferred revenue, end of period (1)	372,862	357,694	342,663	328,488	313,157	298,823	286,792	274,444
Less: total deferred revenue, beginning of period (1)	(357,694)	(342,663)	(328,488)	(313,157)	(298,823)	(286,792)	(274,444)	(261,243)
Add: deferred revenue adjustments	8,779	6,094	6,208	6,060	7,371	6,054	5,485	5,387

Total change in deferred revenue and adjustments	23,947	21,125	20,383	21,391	21,705	18,085	17,833	18,588

Gross billings	$96,125	$91,532	$89,035	$87,600	$82,039	$77,471	$75,623	$74,865

(1)	The balances as of February 28, 2015, November 30, 2014 and August 31, 2014 exclude the amounts related to the acquisition date deferred revenue assumed in connection with our acquisition of C2C, which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings from period to period in order to assess the ongoing results of our business.

The following table reconciles net income (loss) attributable to Barracuda Networks, Inc. to adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
Net income (loss) attributable to Barracuda Networks, Inc.	$(68,351)	$(36)	$738	$151	$3,046	$(2,093)	$(2,175)	$(2,404)
Total deferred revenue, end of period (1)	372,862	357,694	342,663	328,488	313,157	298,823	286,792	274,444
Less: total deferred revenue, beginning of period (1)	(357,694)	(342,663)	(328,488)	(313,157)	(298,823)	(286,792)	(274,444)	(261,243)
Less: total deferred costs, end of period	(57,936)	(56,114)	(54,582)	(52,549)	(50,279)	(48,270)	(46,058)	(42,556)
Total deferred costs, beginning of period	56,114	54,582	52,549	50,279	48,270	46,058	42,556	39,470
Other expense (income), net	1,147	1,789	681	57	(380)	(121)	(7)	457
Provision for (benefit from) income taxes	65,921	(3,327)	(292)	600	(3,830)	(599)	(1,089)	(1,047)
Depreciation and amortization	2,091	2,118	2,335	2,087	1,994	2,633	2,489	2,245
Stock-based compensation	5,376	4,864	3,736	3,082	3,286	2,423	2,631	2,497
Acquisition and other non-recurring charges (2)	676	585	640	389	391	587	677	190

Adjusted EBITDA	$20,206	$19,492	$19,980	$19,427	$16,832	$12,649	$11,372	$12,053

(1)	The balances as of February 28, 2015, November 30, 2014 and August 31, 2014 exclude the amounts related to the acquisition date deferred revenue assumed in connection with our acquisition of C2C, which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	The following table details the acquisition and other non-recurring charges affecting adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
CEO transition	$—	$—	$—	$—	$—	$—	$—	$—
Export compliance	47	60	52	17	16	212	211	—
Option holder bonuses	—	—	—	—	—	—	—	—
Acquisition costs	629	525	588	372	375	375	466	190

Total acquisition and other non-recurring charges	$676	$585	$640	$389	$391	$587	$677	$190

The following table reconciles cash provided by operating activities to free cash flow (in thousands):

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
Cash provided by operating activities	$21,030	$12,192	$15,475	$5,407	$19,534	$10,593	$11,889	$194
Less: purchases of property and equipment	(5,458)	(3,284)	(2,186)	(1,589)	(1,759)	(1,328)	(2,866)	(1,663)
Acquisition and other non-recurring charges (1)	667	575	390	385	902	447	393	3,076

Free cash flow	$16,239	$9,483	$13,679	$4,203	$18,677	$9,712	$9,416	$1,607

(1)	The following table details the acquisition and other non-recurring charges affecting free cash flow (in thousands):

	Three Months Ended
	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014	February 28, 2014	November 30, 2013	August 31, 2013	May 31, 2013
CEO transition	$—	$—	$—	$—	$—	$—	$—	$1,946
Export compliance	87	6	18	13	527	72	—	940
Option holder bonuses	—	—	—	—	—	—	—	—
Acquisition costs	580	569	372	372	375	375	393	190

Total acquisition and other non-recurring charges	$667	$575	$390	$385	$902	$447	$393	$3,076

Quarterly Revenue Trends

Our quarterly total revenue has increased sequentially for all periods presented. In the three months ended February 28, 2015, our subscription revenue increased by $1.5 million, or 3%, from $49.7 million in the three months ended November 30, 2014 to $51.2 million in the three months ended February 28, 2015. This growth in our subscription rate was primarily the result of an increase in active subscribers.

Our total revenue has not been significantly impacted by seasonality.

Quarterly Gross Margin Trends

Gross profit increased sequentially, and total gross margin was consistently between 76% and 80% for all periods presented. Our cost of revenue has increased as a function of gross billings growth and we experienced gross margin improvements in fiscal 2015 primarily due to certain acquisition related intangible assets being fully amortized and lower inventory reserve adjustments during the fiscal year. Additionally, a shift in product mix shift towards subscriptions and cloud solutions contributed to the gross margin improvements.

Quarterly Operating Expenses Trends

Total operating expenses increased sequentially for all periods presented, except the fourth quarter of fiscal 2015 which was relatively flat compared to the previous quarter. The increases were primarily due to the addition of personnel in connection with the expansion of our business. During fiscal 2015, the increase in research and development expense was primarily related to a 29% increase in headcount, our sales and marketing expense increase was primarily related to a 28% increase in headcount and our general and administrative expense increase was primarily related to a 8% increase in headcount. The timing of acquisition and other non-recurring charges also impacted our operating expenses. In fiscal 2015, the majority of the charges relate to contingent considerations under the terms of certain acquisition agreements and legal, valuation consulting and other expenses incurred in connection with acquisitions. Our sales and marketing expense may experience variability based on the timing of our marketing programs and will be dependent on the timing of strategic initiatives and investment opportunities.

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

The increase in quarterly gross billings for the periods presented were primarily driven by our continued ability to cross-sell adjacent solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention. In addition, we continue to invest in sales and marketing, resulting in an increase in our ability to attract and retain new customers.

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

The trends in adjusted EBITDA from period to period were based primarily upon changes in gross billings and operating expenses. Our increases in operating expenses in fiscal 2015 were primarily related to investment in headcount. The improved trend in adjusted EBITDA is due to our ability to leverage our business model to grow gross billings and expand margins.

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

The trends in free cash flow during the periods presented were primarily impacted by the trends in our gross billings and adjusted EBITDA. The increase in free cash flow in the three months ended February 28, 2015 were driven primarily by an increase in our net cash provided by operating activities as a result of positive working capital changes coupled with the timing of certain payments which were paid in the subsequent period compared to when the expense was recorded.

Active Subscribers. To date, changes in active subscribers have not been materially impacted by seasonal trends. The increase and linearity of the active subscribers is related to our ability to maintain a high renewal rate of subscriptions. Active subscribers are also impacted by our ability to attract and acquire new customers. During fiscal 2015, we renewed 94% of the expiring subscriptions, on a dollar basis, and continued to invest in sales and marketing infrastructure to attract and retain new customers which contributed to the increase in active subscribers.

Liquidity and Capital Resources

	Year Ended February 28,
	2015	2014	2013
	(in thousands)
Cash provided by operating activities	$54,104	$42,210	$39,375
Cash used in investing activities	$(59,539)	$(14,913)	$(8,504)
Cash provided by (used in) financing activities	$21,704	$78,503	$(127,111)

As of February 28, 2015, we had cash and cash equivalents of $151.4 million, of which approximately $11.5 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $40.8 million as of February 28, 2015. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Furthermore, we have available to us a $25.0 million credit facility with Silicon Valley Bank (“SVB”) that expires in November 2015, which includes an option to request an increase to $50.0 million. The credit facility is secured by a security interest on substantially all of our assets, and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 28, 2015. Refer to Note 10 of the Consolidated Financial Statements for additional information on the credit facility.

We believe that our existing cash, cash equivalents and short-term marketable securities, together with our existing credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings, and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

In addition, as described in the section “Legal Proceedings” we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.

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

For fiscal 2015, operating activities provided $54.1 million in cash as a result of non-cash charges of $76.5 million and a net change of $45.1 million in our net operating assets and liabilities, partially offset by a net loss of $67.5 million. Non-cash charges primarily included changes in deferred income taxes, stock-based compensation and depreciation and amortization. The non-cash change in deferred income taxes was primarily due to a valuation allowance established against significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets. The net change in our operating assets and liabilities was primarily the result of a $59.3 million increase in deferred revenue due to an increase in sales, which also resulted in an offsetting effect from increased accounts receivable of $12.9 million.

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

Investing Activities

Our investing activities have consisted primarily of purchases of property and equipment related to providing cloud subscriptions, transactions related to marketable and non-marketable securities, and activity in connection with acquisitions. We expect to continue to make purchases of property and equipment to support continued growth of our business.

For fiscal 2015, cash used in investing activities was $59.5 million and was primarily related to purchases of marketable and non-marketable securities of $43.2 million, purchases of property and equipment of $12.5 million and our acquisition of C2C and acquisition related escrow payments of $4.8 million.

For fiscal 2014, cash used in investing activities was $14.9 million and was primarily related to our acquisition of CudaSign (formerly SignNow, Inc.) and acquisition related contingent consideration payments totaling $8.5 million and $7.6 million in purchases of property and equipment.

For fiscal 2013, cash used in investing activities was $8.5 million and was primarily the result of purchases of property and equipment and payment of contingent consideration related to a previous acquisition.

Our annual capital expenditures generally have varied between approximately 2% and 5% of annual total revenue. We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon our need to make additional investments for facilities expansion.

Financing Activities

Our financing activities primarily consisted of proceeds from the sale of our common stock in our IPO, proceeds from the sale of our redeemable convertible preferred stock, proceeds from the exercises of employee stock options, repurchases of common stock and payment of dividends declared on our common stock and redeemable convertible preferred stock.

For fiscal 2015, financing activities provided $21.7 million in cash primarily as a result of proceeds from exercises of employee stock options of $16.5 million and the excess tax benefits of $9.0 million associated with such transactions, partially offset by $5.4 million in taxes paid for the net settlement of equity awards.

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

Contractual Obligations and Commitments

The following summarizes our contractual obligations and commitments as of February 28, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$7,024	$2,229	$3,654	$1,141	$—
Debt obligations (2)	4,635	252	4,383	—	—
Interest payable associated with debt obligations (2)	651	281	370	—	—
Unrecognized purchase commitments (3)	24,615	14,094	10,076	445	—

Total	$36,925	$16,856	$18,483	$1,586	$—

(1)	Consists of contractual obligations from office space and equipment under non-cancelable operating leases.
(2)	In December 2011, as part of the purchase of our corporate headquarters, we assumed debt obligations of $5.3 million bearing interest at 6.23% per year.
(3)	Consists of future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations.

The contractual obligation table above excludes tax liabilities of $5.3 million related to uncertain tax positions because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments. Additionally, in connection with our acquisition of C2C, we agreed to make contingent consideration payments of up to $4.9 million, which is not included in the table above. Upon the attainment of certain billings levels and performance integration targets through August 2017, we would have associated payments due in December 2015, 2016 and 2017. As of February 28, 2015, we estimated the fair value of the contingent consideration to be $3.0 million.

Off-Balance Sheet Arrangements

Through February 28, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Stock-Based Compensation

Compensation expense related to stock-based transactions, including employee, director and independent contractor stock options and RSUs, is measured and recognized in the financial statements based on fair value. The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton option-pricing model and a single option award approach. The stock-based compensation expense is recognized, net of forfeitures using a straight-line basis over the requisite service periods of the awards, which is generally four years. We estimate a forfeiture rate to calculate the stock-based compensation for our awards. Our forfeiture rate is based on an analysis of our actual historical forfeitures.

The fair value of RSUs is determined based upon the fair value of the underlying common stock at the date of grant. Our outstanding RSUs vest upon the satisfaction of a time-based service component. The stock-based compensation expense is recognized ratably over the requisite service period of the RSUs, which is generally four years.

Our option-pricing model utilizes the estimated fair value of our common stock and requires the input of highly subjective assumptions, such as the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write-down the security to its fair value and record the corresponding charge in other income (expense), net within our consolidated statement of operations.

Recent Accounting Pronouncements

Refer to “Recent Accounting Pronouncements” in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

A portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant currency exposures are the Euro, the Japanese yen and the British pound. Our reported revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statement of operations. We recognized net foreign exchange (losses) gains of $(3.6) million, $0.1 million and $(0.7) million for fiscal 2015, 2014 and 2013, respectively, in other income (expense), net in the consolidated statement of operations.

We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair value of our contracts as of February 28, 2015 was not significant.

Interest Rate Sensitivity

We had cash, cash equivalents and marketable securities of $192.1 million and $135.9 million as of February 28, 2015 and 2014, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of our investments are subject to market risk in which changes in the prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term marketable securities in a variety of instruments, such as money market funds, government and corporate debt securities and asset- and mortgage-backed securities. We typically invest in highly-rated securities and our investment policy limits the amount of credit exposure to any one issuer. The risk associated with fluctuating interest rates relates primarily to our investment portfolio. A hypothetical 100 basis point increase in interest rates would not have a significant impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

BARRACUDA NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Barracuda Networks, Inc.

We have audited the accompanying consolidated balance sheets of Barracuda Networks, Inc. as of February 28, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended February 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barracuda Networks, Inc. at February 28, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 29, 2015

BARRACUDA NETWORKS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	February 28,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$151,373	$135,879
Marketable securities	40,754	—
Accounts receivable, net of allowance for doubtful accounts of $1,531 and $2,134 as of February 28, 2015 and 2014, respectively	40,725	27,836
Inventories, net	4,454	5,648
Prepaid income taxes	8,245	1,147
Deferred costs	30,221	25,707
Deferred income taxes	479	30,156
Other current assets	4,015	3,753

Total current assets	280,266	230,126

Property and equipment, net	27,839	20,558
Deferred costs, non-current	27,715	24,572
Deferred income taxes, non-current	443	28,515
Other non-current assets	4,123	1,851
Intangible assets, net	9,217	8,420
Goodwill	39,742	36,014

Total assets	$389,345	$350,056

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$16,356	$13,743
Accrued payroll and related benefits	11,656	8,494
Other accrued liabilities	12,465	9,374
Deferred revenue	209,904	167,562
Deferred income taxes	563	260
Note payable	252	237

Total current liabilities	251,196	199,670
Long-term liabilities:
Deferred revenue, non-current	163,253	145,595
Deferred income taxes, non-current	2,396	84
Note payable, non-current	4,383	4,635
Other long-term liabilities	7,201	5,727

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of February 28, 2015 and 2014	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,881,002 and 51,045,196 shares issued and outstanding as of February 28, 2015 and 2014, respectively	53	52
Additional paid-in capital	316,035	278,551
Accumulated other comprehensive loss	(4,233)	(817)
Accumulated deficit	(350,939)	(283,441)

Total stockholders’ deficit	(39,084)	(5,655)

Total liabilities and stockholders’ deficit	$389,345	$350,056

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended February 28,
	2015	2014	2013
Revenue:
Appliance	$83,146	$71,914	$59,528
Subscription	194,300	161,873	139,403

Total revenue:	277,446	233,787	198,931
Cost of revenue	58,667	53,768	45,088

Gross profit	218,779	180,019	153,843

Operating expenses:
Research and development	58,737	47,142	35,167
Sales and marketing	125,526	114,024	102,329
General and administrative	35,438	29,856	28,777

Total operating expenses	219,701	191,022	166,273

Loss from operations	(922)	(11,003)	(12,430)
Other income (expense), net	(3,674)	51	(839)

Loss before income taxes and non-controlling interest	(4,596)	(10,952)	(13,269)
Benefit from (provision for) income taxes	(62,902)	6,565	5,084

Consolidated net loss	(67,498)	(4,387)	(8,185)
Net loss attributable to non-controlling interest	—	761	794

Net loss attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)

Net loss attributable to common stockholders (Note 13)	$(67,498)	$(3,626)	$(9,203)

Net loss per share attributable to common stockholders:
Basic and diluted	$(1.30)	$(0.10)	$(0.29)

Weighted-average shares used to compute net loss per share attributable to common stockholders:
Basic and diluted	51,898	35,355	32,031

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended February 28,
	2015	2014	2013
Net loss attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(3,408)	352	(511)
Available-for-sale investments:
Change in net unrealized losses (net of tax effect of $5, $13 and $40)	(8)	(19)	(66)
Less: reclassification adjustment for net gains included in net loss (net of tax effect of $0, $23 and $8)	—	(38)	(14)

Net change	(8)	(57)	(80)

Other comprehensive income (loss)	(3,416)	295	(591)

Comprehensive loss attributable to Barracuda Networks, Inc.	$(70,914)	$(3,331)	$(7,982)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 29, 2012	10,050,254	$40,010	0	$0	33,809,402	$34	$13,445	$(521)	$(19,219)	$(6,261)	$(1,322)	$(7,583)
Issuance of common stock					1,912,021	2	9,364			9,366		9,366
Tax withholding related to net share settlement of equity awards					(48,704)	—	(615)			(615)		(615)
Repurchase of common stock					(7,581,638)	(8)	(5,084)		(122,521)	(127,613)		(127,613)
Issuance of Series B Preferred Stock			7,575,973	125,732						—		—
Employee loans for purchase of stock							(2,861)			(2,861)		(2,861)
Accretion of preferred stock to redemption value				1,812			(1,812)			(1,812)		(1,812)
Stock-based compensation							8,787			8,787		8,787
Excess tax benefits from equity compensation plans							1,687			1,687		1,687
Cash dividend declared									(130,000)	(130,000)		(130,000)
Non-controlling interest							169			169	(369)	(200)
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect								(80)		(80)		(80)
Foreign currency translation adjustment								(511)		(511)		(511)
Net loss									(7,391)	(7,391)	(794)	(8,185)

Balance as of February 28, 2013	10,050,254	$40,010	7,575,973	$127,544	28,091,081	$28	$23,080	$(1,112)	$(279,131)	$(257,135)	$(2,485)	$(259,620)

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2013	10,050,254	$40,010	7,575,973	$127,544	28,091,081	$28	$23,080	$(1,112)	$(279,131)	$(257,135)	$(2,485)	$(259,620)
Issuance of common stock in connection with initial public offering, net of offering costs					4,761,000	5	75,485			75,490		75,490
Conversion of convertible preferred stock to common stock in connection with initial public offering	(10,050,254)	(40,010)	(7,575,973)	(127,544)	17,626,227	18	167,536			167,554		167,554
Issuance of common stock					769,191	1	3,309			3,310		3,310
Tax withholding related to net share settlement of equity awards					(158,049)	—	(3,101)			(3,101)		(3,101)
Repurchase of common stock					(44,254)		(39)		(684)	(723)		(723)
Stock-based compensation							10,837			10,837		10,837
Excess tax benefits from equity compensation plans							1,513			1,513		1,513
Repayment of employee loans, net							3,048			3,048		3,048
Options assumed in acquisition							129			129		129
Non-controlling interest							(3,246)			(3,246)	3,246	—
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect								(57)		(57)		(57)
Foreign currency translation adjustment								352		352		352
Net loss									(3,626)	(3,626)	(761)	(4,387)

Balance as of February 28, 2014	—	$—	—	$—	51,045,196	$52	$278,551	$(817)	$(283,441)	$(5,655)	$—	$(5,655)

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)

(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2014	—	$—	—	$—	51,045,196	$52	$278,551	$(817)	$(283,441)	$(5,655)	$—	$(5,655)
Issuance of common stock					2,012,749	1	16,475			16,476		16,476
Tax withholding related to net share settlement of equity awards					(176,943)	—	(5,369)			(5,369)		(5,369)
Stock-based compensation							17,058			17,058		17,058
Excess tax benefits from equity compensation plans							8,947			8,947		8,947
Repayment of employee loans, net							373			373		373
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect								(8)		(8)		(8)
Foreign currency translation adjustment								(3,408)		(3,408)		(3,408)
Net loss									(67,498)	(67,498)		(67,498)

Balance as of February 28, 2015	—	$—	—	$—	52,881,002	$53	$316,035	$(4,233)	$(350,939)	$(39,084)	$—	$(39,084)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended February 28,
	2015	2014	2013
Operating activities
Consolidated net loss	$(67,498)	$(4,387)	$(8,185)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation and amortization	8,631	9,109	8,333
Stock-based compensation	17,058	10,837	8,787
Excess tax benefits from equity compensation plans	(8,947)	(1,513)	(1,687)
Loss on disposal of property and equipment	158	304	60
Deferred income taxes	59,261	(12,633)	(13,374)
Other	328	(61)	25
Changes in operating assets and liabilities:
Accounts receivable, net	(12,945)	(3,631)	(1,582)
Inventories, net	1,189	(509)	278
Income taxes, net	(485)	2,696	4,403
Deferred costs	(8,189)	(10,809)	(10,214)
Other current assets	(887)	(456)	(60)
Other non-current assets	(1,271)	108	(61)
Accounts payable	2,835	1,183	3,206
Accrued payroll and related benefits	1,959	(212)	2,791
Other accrued liabilities	3,478	(18)	2,349
Other long-term liabilities	88	405	114
Deferred revenue	59,341	51,797	44,192

Net cash provided by operating activities	54,104	42,210	39,375

Investing activities
Purchase of marketable securities	(41,977)	—	—
Proceeds from the sale of marketable securities	249	1,516	575
Proceeds from maturity of marketable securities	735	—	—
Purchase of investment in non-marketable equity and debt securities	(1,200)	(310)	—
Purchase of property and equipment	(12,517)	(7,616)	(4,722)
Purchase of intangible assets	(38)	(28)	0
Business combinations, net of cash acquired	(4,791)	(8,475)	(4,357)

Net cash used in investing activities	(59,539)	(14,913)	(8,504)

Financing activities
Net proceeds from initial public offering	—	75,490	—
Proceeds from issuance of common stock	16,476	3,310	5,679
Taxes paid related to net share settlement of equity awards	(5,369)	(3,101)	(615)
Dividends paid	—	(1,419)	(128,385)
Proceeds from issuance of Series B stock, net of issuance costs	—	—	125,732
Issuance costs on line of credit	—	—	(313)
Repurchase of common stock	—	(723)	(127,613)
Excess tax benefits from equity compensation plans	8,947	1,513	1,687
Repayment of employee loans, net of loans extended	1,921	3,655	(2,861)
Repayment of note payable	(237)	(222)	(222)
Purchase of non-controlling interest	—	—	(200)
Other	(34)	—	—

Net cash provided by (used in) financing activities	21,704	78,503	(127,111)
Effect of exchange rate changes on cash and cash equivalents	(775)	(16)	(172)

Net increase (decrease) in cash and cash equivalents	15,494	105,784	(96,412)
Cash and cash equivalents at beginning of period	135,879	30,095	126,507

Cash and cash equivalents at end of period	$151,373	$135,879	$30,095

Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$326	$447	$485
Income taxes, net of tax refunds	$3,191	$2,565	$3,408

Non-cash financing and investing activities:
Conversion of preferred stock into common stock	$—	$167,554	$—
Ownership increase in non-controlling interest	$—	$3,246	$—
Issuance of shares in business combination	$—	$—	$3,528
Accretion of issuance costs	$—	$—	$1,812

See accompanying notes.

BARRACUDA NETWORKS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Nature of Operations

Barracuda Networks, Inc., also referred to in this report as “we,” “our,” “us,” “Barracuda” or “the Company,” is headquartered in Campbell, California, and designs and delivers powerful yet easy-to-use security and storage solutions. We offer cloud-connected solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investments. We refer to the fiscal years ended February 28, 2015, February 28, 2014 and February 28, 2013 as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

Reclassifications

We have reclassified certain prior period amounts between line items to conform to our current fiscal year presentation.

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

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses.

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

Our accounts receivable are derived from customers located in the United States and certain foreign countries and regions, including Europe, the Middle East, Latin America and Asia-Pacific. Sales to foreign customers accounted for 32%, 32% and 30% of total revenue in fiscal 2015, 2014 and 2013, respectively. We perform ongoing credit evaluations of our customers’ financial condition and typically require no collateral from our customers. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. One distribution partner accounted for 13% and 10% of receivables as of February 28, 2015 and 2014, respectively.

One distribution partner accounted for 20%, 18% and 13% of total revenue in fiscal 2015, 2014 and 2013, respectively.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Buildings	39 years
Computer equipment and software	3 years
Vehicles, machinery and equipment	5 years
Leasehold improvements	Lesser of the useful life of the asset, generally 5 years, or remaining lease term

Intangible Assets and Impairment of Long-Lived Assets

Intangible assets consist of customer relationships, trade names, acquired technology, developed software, in-process research and development and patents. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from three to ten years. In-process research and development is recorded as an indefinite-lived asset until the underlying project is completed, at which time the intangible asset is amortized over the estimated useful life. We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No impairment charges were recorded in fiscal 2015, 2014 and 2013.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting operating unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value. As of February 28, 2015, no impairment of goodwill has been identified.

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

Warranty and Instant Replacement Service

We provide a standard one-year warranty on our appliances. We also offer separately priced extended warranty contracts on our appliances, which entitle customers to expedited replacement hardware, with next business day shipping, on our appliances. Such separately-priced extended warranty contracts are available to customers coterminous with the standard one-year warranty. Revenue from extended warranty contracts is recognized ratably over the contractual term. Costs associated with our standard warranty and extended warranty contracts are expensed as incurred. Total warranty costs, including costs incurred under our instant replacement extended warranty contracts and costs to support our standard one-year appliance warranty, in fiscal 2015, 2014 and 2013 were $4.6 million, $5.2 million and $4.9 million, respectively.

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

Advertising Costs

We expense advertising costs as incurred. Advertising expense totaled $58.7 million, $56.7 million and $52.9 million for fiscal 2015, 2014 and 2013, respectively.

Stock-Based Compensation

We record stock-based compensation awards based on fair value as of the grant date. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options on the dates of grant. The grant date fair value of restricted stock units is based on the fair value of our common stock, which is the closing market price of our common stock on the grant date.

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

Foreign Currency

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. We record net (losses) gains resulting from foreign exchange transactions of $(3.6) million, $0.1 million and $(0.7) million for fiscal 2015, 2014 and 2013, respectively, in other income (expense), net in the consolidated statement of operations.

We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair value of our contracts as of February 28, 2015 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other income (expense), net in the consolidated statement of operations.

Accumulated Other Comprehensive Loss

The accumulated other comprehensive loss balance consists of unrealized gains and losses on available-for-sale securities and translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In February 2015, the FASB issued an accounting standard to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As currently issued, we intend to adopt this update in the first quarter of fiscal year 2018 at which point it will begin to affect us. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the impact of adopting this update on our consolidated financial statements.

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	February 28,
	2015	2014
Cash and cash equivalents:
Cash	$97,187	$41,331
Money market funds	54,186	94,548

	$151,373	$135,879

The following table summarizes our marketable securities by category (in thousands):

	As of February 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$3	$(4)	$4,845
Corporate debt securities	21,241	17	(13)	21,245
Equity securities	1,211	37	(32)	1,216
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,716	4	(10)	2,710
U.S. government agency securities	7,310	8	(24)	7,294
U.S. government notes	3,242	1	—	3,243

	$40,767	$70	$(83)	$40,754

We had no marketable securities as of February 28, 2014.

The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position as of February 28, 2015 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,385	$(4)	$—	$—	$2,385	$(4)
Corporate debt securities	11,346	(13)	—	—	11,346	(13)
Equity securities	978	(32)	—	—	978	(32)
Mortgage-backed securities	1,923	(10)	—	—	1,923	(10)
U.S. government agency securities	4,331	(24)	—	—	4,331	(24)

	$20,963	$(83)	$—	$—	$20,963	$(83)

Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of February 28, 2015, we have recognized no other-than-temporary impairment loss.

The following table classifies our marketable debt securities by contractual maturities (in thousands):

As of February 28, 2015
Due in 1 year	$8,694
Due in 1 year through 5 years	24,850
Due in 5 years through 10 years	1,607
Due after 10 years	4,387

$39,538

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

Cash equivalents and marketable equity securities are classified within Level 1 because they are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Marketable debt securities and derivative assets are classified within Level 2 if the investments are valued using model driven valuations which use observable inputs such as quoted market prices, benchmark yields, reported trades, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. Our marketable securities are held by custodians who obtain investment prices from a third-party pricing provider that incorporates standard inputs in various asset price models.

We estimated the fair value of our Level 3 contingent consideration liability based on a weighted probability assessment of achieving the milestones associated with the contingent consideration related to our acquisition of C2C Systems Limited (“C2C”). Significant increases (decreases) in the probability assumptions in isolation would result in a significantly higher (lower) fair value measurement. In developing these estimates, we considered unobservable inputs that are supported by little or no market activity and reflect our own assumptions. Refer to Note 3 to Consolidated Financial Statements for further information.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	February 28, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,186	$—	$—	$54,186
Marketable securities:
Asset-backed securities	$—	$4,845	$—	$4,845
Corporate debt securities	$—	$21,245	$—	$21,245
Equity securities	$1,216	$—	$—	$1,216
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,710	$—	$2,710
U.S. government agency securities	$—	$7,294	$—	$7,294
U.S. government notes	$—	$3,243	$—	$3,243
Derivative assets not designated (current):
Foreign exchange contracts	$—	$31	$—	$31
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,150	$1,150
Other long-term liabilities:
Contingent consideration liability	$—	$—	$1,878	$1,878

	February 28, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$94,548	$—	$—	$94,548

The change in fair value of our Level 3 contingent consideration liability is summarized as follows (in thousands):

Fiscal 2015
Balance at beginning of fiscal year	$—
At acquisition date	2,924
Total losses recognized in earnings	104

Balance at end of fiscal year	$3,028

Inventories, Net

Inventories, net consisted of the following (in thousands):

	February 28,
	2015	2014
Raw materials	$2,455	$3,038
Finished goods	2,729	3,759
Reserves	(730)	(1,149)

	$4,454	$5,648

Deferred Costs

Deferred costs consisted of the following (in thousands):

	February 28,
	2015	2014
Appliance	$41,052	$35,000
Commissions	16,884	15,279

	$57,936	$50,279

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	February 28,
	2015	2014
Land	$9,354	$5,100
Building	6,549	6,549
Computer hardware and software	17,860	11,711
Vehicles, machinery and equipment	3,546	2,462
Leasehold improvements	2,965	2,560

	40,274	28,382
Accumulated depreciation and amortization	(12,435)	(7,824)

	$27,839	$20,558

Depreciation and amortization expense related to property and equipment was $5.2 million, $3.8 million and $2.8 million for fiscal 2015, 2014 and 2013, respectively.

Investment in Non-marketable Equity Security

In October 2011, we acquired stock in a privately held company for $750,000, which represented an ownership interest of 24%. In October 2014, we acquired additional shares of stock in the privately held company for $500,000 to maintain our 24% ownership interest. Under the equity method of accounting, we recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly.

For fiscal 2015, 2014 and 2013, our proportionate share of the investee’s earnings and losses was not material. The investment is classified in other non-current assets in our consolidated balance sheets.

Accumulated Other Comprehensive Income Loss

The components of accumulated other comprehensive loss, net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Losses on Available-for- Sale Investments	Total
Balance as of February 28, 2014	$(817)	$—	$(817)
Other comprehensive loss before reclassifications	(3,408)	(8)	(3,416)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Other comprehensive loss	(3,408)	(8)	(3,416)

Balance as of February 28, 2015	$(4,225)	$(8)	$(4,233)

3. Acquisitions

C2C Systems Limited

In August 2014, we completed our acquisition of C2C, a provider of personal storage table file management, email archiving and information management solutions based in the United Kingdom. The acquisition of C2C will better position us to offer customers a more complete archiving and information management product portfolio to simplify IT and control storage costs. We acquired all of the issued and outstanding stock of C2C for aggregate consideration of $9.6 million. In connection with the acquisition, contingent consideration is payable up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. At the acquisition date, we estimated fair value for contingent consideration to be $2.9 million. Changes in the fair value of the contingent consideration liability subsequent to the acquisition date, such as changes in the probability assessment, are recognized in the period when the change in the estimated fair value occurs.

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

As of the acquisition date, developed technology, customer relationships and the C2C trade name had weighted-average useful lives of 6.4 years, 7.3 years and 2.0 years, respectively. The total weighted-average useful life of these acquired intangible assets is 6.7 years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. No goodwill was deemed to be deductible for income tax purposes. C2C’s results of operations, since the acquisition date, were not material to our consolidated results of operations for the year ended February 28, 2015. Pro forma results of operations for C2C have not been presented because they are not material to our consolidated results of operations.

CudaSign (formerly SignNow, Inc.)

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

Included in our results of operations for the year ended February 28, 2014 are $0.6 million and $1.6 million of revenue and net loss, respectively, attributable to SignNow since the date of acquisition. The following table presents our unaudited pro forma revenue and net loss for periods presented, assuming the acquisition had occurred on March 1, 2012 (in thousands):

	Year Ended February 28,
	2014	2013
Pro forma revenue	$233,912	$199,006

Pro forma net loss attributable to Barracuda Networks, Inc.	$(4,303)	$(10,873)

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

	February 28,
	2015	2014
Balance at beginning of fiscal year	$36,014	$33,778
Goodwill acquired	5,376	1,825
Effect of foreign exchange rates	(1,648)	411

Balance at end of fiscal year	$39,742	$36,014

Intangible assets subject to amortization are summarized as follows (in thousands):

	February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,799	$(22,987)	$5,812
Software license	400	(400)	—
Customer relationships	8,233	(6,032)	2,201
Patents	1,625	(1,058)	567
Trade name	513	(172)	341
Acquired developed software	200	(200)	—

	$39,770	$(30,849)	$8,921

	February 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$26,315	$(21,111)	$5,204
Software license	400	(400)	—
Customer relationships	7,463	(5,794)	1,669
Patents	1,625	(873)	752
Trade name	663	(305)	358
Acquired developed software	200	(200)	—

	$36,666	$(28,683)	$7,983

In addition to the above, we maintain other intangible assets not subject to amortization of $296,000 and $437,000 as of February 28, 2015 and 2014, respectively.

Amortization expense for fiscal 2015, 2014 and 2013 was $3.4 million, $5.4 million and $5.5 million, respectively.

As of February 28, 2015, amortization expense for intangible assets for each of the next five years is as follows: $2.3 million in fiscal 2016, $2.2 million in fiscal 2017, $1.9 million in fiscal 2018, $0.9 million in fiscal 2019, $0.7 million in fiscal 2020 and $0.9 million thereafter.

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

6. Redeemable Convertible Preferred Stock

Prior to our initial public offering in November 2013, we had Series A and B redeemable convertible preferred stock (collectively “Convertible Preferred Stock”), all of which converted to 17,626,227 shares of common stock on a one-to-one basis in connection with our initial public offering (the “IPO”). Significant terms were as follows:

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

Stock Option Plan and Restricted Stock Units

Our 2004 Stock Option Plan (the “2004 Plan”) authorized the board of directors to grant incentive stock options and non-statutory stock options, as well as issue shares of restricted stock, to employees, directors and contractors. In May 2012, our board of directors approved the termination of the 2004 Plan and the introduction of the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over four years contingent upon employment or service with us on the vesting date. The following table presents shares authorized and available for grant:

Shares Available for Grant
Balance at February 28, 2014	5,187,382
Authorized	2,472,573
Granted	(2,056,949)
Canceled/forfeited	165,985

Balance at February 28, 2015	5,768,991

The following weighted-average input assumptions were used to estimate the fair value of employee stock option grants:

	Year Ended February 28,
	2015	2014	2013
Expected volatility	45%	46%	44%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.87%	1.67%	0.97%
Dividend yield	—	—	—
Estimated fair value of stock options granted during the year	$13.98	$9.48	$5.34

The following table summarizes stock option activity under our plans:

	Options Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at February 28, 2014	4,674,004	$12.27
Granted	1,136,758	$30.39
Exercised	(1,604,307)	$10.27
Canceled/forfeited	(154,551)	$16.71

Balance at February 28, 2015	4,051,904	$17.98

As of February 28, 2015:
Vested and exercisable	1,696,859	$13.35	7.04	$41,985
Vested and expected to vest	3,849,905	$17.54	7.83	$79,125

During fiscal 2015, 2014 and 2013, the total grant-date fair value of stock options vested was $7.5 million, $6.0 million and $3.7 million, respectively. During fiscal 2015, 2014 and 2013, the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the value of our common stock at the date of exercise, was $33.1 million, $6.5 million and $10.3 million, respectively.

As of February 28, 2015, there was $20.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures, expected to be recognized over a weighted-average period of 2.75 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these options will be different from our expectations.

The following table summarizes RSU activity under our plan:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at February 28, 2014	1,076,017	$14.08
Granted	920,191	$29.81
Vested	(408,442)	$13.98
Canceled/forfeited	(11,434)	$32.44

Unvested at February 28, 2015	1,576,332	$23.16

Expected to vest after February 28, 2015	1,411,996	$23.16

As of February 28, 2015, there was $28.5 million of unrecognized compensation cost related to unvested RSUs, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.02 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these RSUs will be different from our expectations.

Total stock-based compensation expense has been classified as follows in the accompanying consolidated statements of operations (in thousands):

	Year Ended February 28,
	2015	2014	2013
Cost of revenue	$389	$201	$146
Research and development	4,410	2,374	2,059
Sales and marketing	3,811	2,067	1,182
General and administrative	8,448	6,195	5,400

	$17,058	$10,837	$8,787

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

8. Income Taxes

Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Year Ended February 28,
	2015	2014	2013
United States	$(7,326)	$(6,165)	$(9,206)
Foreign	2,730	(4,787)	(4,063)

	$(4,596)	$(10,952)	$(13,269)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended February 28,
	2015	2014	2013
Current:
Federal	$2,479	$4,760	$6,824
State	299	574	940
Foreign	863	734	526

	3,641	6,068	8,290

Deferred:
Federal	51,820	(10,231)	(11,507)
State	4,674	(1,109)	(617)
Foreign	2,767	(1,293)	(1,250)

	59,261	(12,633)	(13,374)

	$62,902	$(6,565)	$(5,084)

Deferred tax assets (liabilities) comprise the following (in thousands):

	February 28,
	2015	2014
Deferred tax assets:
Deferred revenue	$58,886	$53,619
Reserves and other	7,638	6,227
Research and development credits	4,935	2,419
Net operating losses	5,431	6,675

Total deferred tax assets	76,890	68,940
Valuation allowance	(74,357)	(6,685)

Total deferred tax assets, net of valuation allowance	2,533	62,255

Deferred tax liabilities:
Depreciation and amortization	(3,622)	(2,899)
Prepaid expense and other	(717)	(569)
Other deferred tax liabilities	(231)	(460)

Total deferred tax liabilities	(4,570)	(3,928)

Net deferred tax assets (liabilities)	$(2,037)	$58,327

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate (in thousands):

	Year Ended February 28,
	2015	2014	2013
Tax expense (benefit) at federal statutory rate	$(1,608)	$(3,833)	$(4,644)
State taxes, net of federal benefit	4,845	(713)	(11)
Non-deductible expenses	823	736	289
Stock-based compensation	520	1,227	910
Legal entity rationalization	—	(3,541)	—
Transaction costs	(1,454)	—	—
Change in valuation allowance	58,685	346	—
Foreign rate differential	2,730	790	535
Research and development credits	(1,792)	(933)	(1,331)
Domestic production activities deduction	—	(445)	(760)
Other	153	(199)	(72)

	$62,902	$(6,565)	$(5,084)

We regularly assess the need for a valuation allowance against our deferred tax assets. In making that assessment, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets to determine, based on the weight of available evidence, whether it is more-likely-than-not that some or all of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, we considered our recent cumulative losses in the United States and certain foreign jurisdictions as a significant piece of negative evidence. Therefore, in fiscal 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, and our valuation allowance increased by $67.7 million. We will continue to assess the realizability of the deferred tax assets in each of the applicable jurisdictions going forward and adjust the valuation allowance accordingly.

Net excess tax benefits resulting from our equity compensation plans are recorded as an increase in stockholders’ equity and were $8.9 million, $1.5 million and $1.7 million in fiscal 2015, 2014 and 2013, respectively.

As of February 28, 2015, we had $3.1 million of federal and $15.3 million of state net operating loss carryforwards available. If not utilized, the federal net operating losses expire in various fiscal years ending between 2019 and 2033. The state net operating losses expire in various fiscal years ending between 2016 and 2035. We have foreign net operating losses of $15.7 million. Of these, $15.4 million of the net operating losses can be carried forward indefinitely. The remaining foreign net operating losses expire in various fiscal years, starting with fiscal 2016, if not utilized. Approximately $6.4 million of state net operating losses relate to stock-based compensation deductions in excess of book expense, the tax effect of which will be recorded to equity when realized.

We had research and development credit carryforwards of $1.8 million, $4.4 million and $0.2 million for federal, California and other state income tax purposes, respectively. If not utilized, the federal research and development credit begins to expire in fiscal 2031 while the California credit can be carried forward indefinitely. If not utilized, other state research and development credit begins to expire in fiscal 2021. We have a California Enterprise Zone credit of $0.2 million, which will begin to expire in fiscal 2024, if not utilized.

Utilization of our net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

As of February 28, 2015, we had $7.1 million of cumulative undistributed earnings of our foreign subsidiaries. Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such undistributed earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of an unrecognized deferred tax liability related to these earnings is not practicable.

Our total unrecognized tax benefits as of February 28, 2015, February 28, 2014 and February 28, 2013 were $5.3 million, $5.0 million and $4.0 million, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $4.3 million, $4.0 million and $3.1 million as of February 28, 2015, February 28, 2014 and February 28, 2013, respectively.

The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended February 28,
	2015	2014	2013
Balance at beginning of year	$4,980	$3,971	$4,150
Tax positions related to the current year:
Increases	1,050	1,208	1,122
Tax positions related to prior years:
Increases	58	—	76
Decreases	(53)	(1)	(1,341)
Settlements with taxing authorities:
Releases—statute of limitations expired	(713)	(198)	(36)

Balance at the end of the year	$5,322	$4,980	$3,971

We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During fiscal 2015, 2014 and 2013, interest and penalties recorded in the consolidated statements of operations were $111,000, $229,000 and $92,000, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of February 28, 2015 and February 28, 2014 were $786,000 and $675,000, respectively. We do not believe there will be material changes in our unrecognized tax positions over the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The statute of limitations has not run for audits for fiscal 2012 through 2015 and fiscal 2011 through 2015 in the U.S federal and state jurisdictions, respectively, and for fiscal 2008 through 2015 in foreign jurisdictions. Fiscal 2012 and 2013 are currently being audited by the Internal Revenue Service in the U.S.

9. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Year Ended February 28,
	2015	2014	2013
North America	$201,724	$169,896	$147,231
United States	189,640	159,036	138,879
Other	12,084	10,860	8,352
Latin America	3,345	3,380	3,290
Asia-Pacific	18,158	16,245	14,497
EMEA	54,219	44,266	33,913

	$277,446	$233,787	$198,931

Revenue earned in any one foreign country did not exceed 10% of total revenue in fiscal 2015, 2014 or 2013.

Long-lived assets, excluding intercompany receivables, investments in subsidiaries, intangible assets and deferred tax assets, by geographic region are presented as follows (in thousands):

	February 28,
	2015	2014
United States	$54,772	$42,836
International	4,905	4,145

	$59,677	$46,981

10. Borrowings

Note Payable

We have a note payable with a financial institution which bears interest at 6.23% per annum. The estimated fair value of the note payable approximates its carrying value. The debt is repayable in equal monthly payments of principal and interest of $44,445, with a final payment of unpaid principal and interest in July 2017. Penalty interest of 0.0625% is due on default of payments, and prepayment of amounts owed are subject to a prepayment fee calculated as the greater of a) 1% of the principal being repaid and b) the present value of the future principal and interest payments less the principal repaid. Interest expense for fiscal 2015, 2014 and 2013, was $296,000, $310,000 and $357,000, respectively, and was recorded within other income (expense), net in the consolidated statement of operations.

Future principal and interest payments for our note payable are as follows (in thousands):

Fiscal Years Ending February 28/29
2016	$533
2017	533
2018	4,220

$5,286

Credit Facility

In connection with the recapitalization agreement (Note 5), we entered into a $40.0 million credit facility with Silicon Valley Bank (“SVB”) consisting of a revolving loan facility which included a letter of credit sub facility of up to $10.0 million. In December 2013, the credit facility was amended to reduce the amount to $25.0 million. Subsequently, we entered into a second amendment agreement in January 2015 to extend the expiration to November 2015 and provide an option to request an increase to $50.0 million. The credit facility is secured by substantially all of our assets, and contains restrictive covenants as described in the agreement. On drawing on the credit facility, the covenants require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. No amounts had been drawn under the credit facility through February 28, 2015.

11. Commitments and Contingencies

Lease Arrangements

We lease facilities and equipment under non-cancelable operating lease arrangements with various expiration dates through fiscal 2020. Certain of these arrangements provide for free or escalating rent payment provisions and for options to renew, which could increase future minimum lease payments if exercised. We account for rent of our facilities on a straight-line basis over the respective lease terms. Rent expense was $3.1 million, $2.9 million and $2.0 million in fiscal 2015, 2014 and 2013, respectively.

Future minimum payments under our operating leases agreements are as follows (in thousands):

Fiscal Years Ending February 28/29
2016	$2,229
2017	2,068
2018	1,586
2019	735
2020	406

$7,024

Unrecognized Purchase Commitments

We have future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations. Future minimum payments for these unrecognized purchase commitments are as follows (in thousands):

Fiscal Years Ending February 28/29
2016	$14,094
2017	7,662
2018	2,414
2019	445

$24,615

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

We received a Proposed Charging Letter from BIS on August 21, 2014 (the “Letter”), which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. As requested in the Letter, we have provided BIS with additional information regarding the proposed violations. We intend to continue cooperating with BIS in an effort to resolve this matter. However, at this time, we are unable at this time to estimate the timing or amount of any final resolution.

On August 13, 2013, Parallel Networks, LLC (“Parallel Networks”), which we believe is a non-practicing entity, filed a lawsuit against us in the U.S. District Court for the District of Delaware, Parallel Networks, LLC v. Barracuda Networks, Inc. , Case No. 1:13-cv-01412-UNA, alleging that certain of our appliances infringe two of their U.S. patents: U.S. Pat. No. 7,571,217, titled “Method and System for Uniform Resource Locator Transformation,” and U.S. Pat. No. 8,352,570, titled “Method and System for Uniform Resource Locator

Transformation.” Parallel Networks has asserted similar claims against other companies. We and Parallel Networks jointly filed a stipulated dismissal (with prejudice) of the matter, which was granted on April 28, 2015.

On April 23, 2014, Selene Communication Technologies, LLC (“Selene”) filed a complaint for patent infringement of U.S. Patent Number 7,143,444 against us in the U.S. District Court for the District of Delaware, captioned, Selene Communication Technologies LLC v. Barracuda Networks, Inc. On October 3, 2014, we were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Selene for the patents in the lawsuit. As a result the lawsuit was dismissed with prejudice and we did not pay any fees associated with the settlement and license.

On December 31, 2014, Adaptive Data LLC (“Adaptive”) filed a lawsuit against us in the U.S. District Court for the District of Delaware, Adaptive Data LLC v. Barracuda Networks, Inc., Case No. 1:99-mc-09999/1164, alleging that certain of our appliances infringe U.S. patent numbers 6,108,347 and 6,243,391. On January 23, 2015, we were notified by RPX that it had entered into a settlement and license agreement with Adaptive for the patents in the lawsuit. As a result the lawsuit was dismissed with prejudice and we did not pay any fees associated with the settlement and license.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. patent number 6,795,918. Wetro Lan has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

12. Employee Benefit Plan

Our 401(k) tax-deferred savings plan (the “401(k) Plan”) permits eligible U.S. participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. We began to match our employees’ contributions in fiscal 2014 up to a certain amount of each employee’s eligible earnings. We incurred 401(k) Plan contribution expenses of $978,000 and $836,000 in fiscal 2015 and 2014, respectively.

13. Net Loss Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was presented in conformity with the two-class method required for participating securities. Prior to the date of our IPO, we considered our Series A and Series B redeemable convertible preferred stock as participating securities. In the event a dividend was declared or paid on our common stock, holders of Series A and Series B redeemable convertible preferred stock were entitled to a proportionate share of such dividend in proportion to the holders of common stock on an as-if converted basis. Immediately after the completion of our IPO in November 2013, all outstanding shares of redeemable convertible preferred stock were converted into common stock.

Through the date of our IPO, we utilized the two-class method to compute net income (loss) per share. Under the two-class method, basic net income (loss) per share attributable to common stockholders was computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders was determined by allocating undistributed earnings between common and redeemable convertible preferred stockholders. Diluted net income (loss) per share attributable to common stockholders was computed by using the weighted-average number of shares of common stock outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and RSUs using the treasury stock method. For periods in which there was a net loss, the number of shares used in the computation of diluted net loss per share was the same as that used for the computation of basic net loss per share, as the inclusion of dilutive common shares would be anti-dilutive. Under the two-class method, the net income (loss) attributable to common stockholders was not allocated to the convertible redeemable preferred stock as the convertible redeemable preferred stock did not have a contractual obligation to share in our losses.

The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders under the two-class method (in thousands, except per share amounts):

	Year Ended February 28,
	2015	2014	2013
Net loss attributable to common stockholders:
Net loss attributable to Barracuda Networks, Inc.	$(67,498)	$(3,626)	$(7,391)
Accretion to redemption value of redeemable convertible preferred stock	—	—	(1,812)

Net loss attributable to common stockholders	$(67,498)	$(3,626)	$(9,203)

Shares used to compute net loss per share attributable to common stockholders:
Weighted-average common shares outstanding	51,898	35,355	32,037
Less: Weighted-average shares subject to repurchase or forfeiture	—	—	(6)

Weighted-average shares used to compute net loss per share, basic and diluted	51,898	35,355	32,031
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.30)	$(0.10)	$(0.29)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2015, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of February 28, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Our board of directors has adopted Corporate Governance Guidelines. These guidelines address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, directors and principal executive officers, including our chief executive officer, chief financial officer and senior financial officers. This code of ethics is posted on our website at http://investor.barracuda.com. Alternatively, you may obtain a copy of this code of ethics by contacting our corporate offices by calling (408) 342-5400 or by visiting our principal executive offices at 3175 S. Winchester Blvd., Campbell CA 95008.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended February 28,
	2015	2014	2013
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$2,134	$1,252	$1,339
Charged to costs and expenses	289	885	(77)
Bad debt write-offs	(892)	(3)	(10)

Ending balance	$1,531	$2,134	$1,252

Sales return reserve:
Beginning balance	$1,862	$2,371	$1,977
Charged to deferred revenue	18,151	16,901	13,072
Sales returns	(18,164)	(17,410)	(12,678)

Ending balance	$1,849	$1,862	$2,371

All other schedules have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

3.	Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2015.

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

Signature	Title	Date

/s/ William D. Jenkins, Jr. William D. Jenkins, Jr.	Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2015

/s/ David Faugno David Faugno	Chief Financial Officer (Principal Financial Officer)	April 29, 2015

/s/ Dustin Driggs Dustin Driggs	Corporate Controller (Principal Accounting Officer)	April 29, 2015

/s/ Jeffry R. Allen Jeffry R. Allen	Lead Independent Director	April 29, 2015

/s/ James J. Goetz James J. Goetz	Director	April 29, 2015

/s/ David R. Golob David R. Golob	Director	April 29, 2015

/s/ Zachary S. Levow Zachary S. Levow	Director	April 29, 2015

Signature	Title	Date

/s/ Michael D. Perone Michael D. Perone	Director	April 29, 2015

/s/ Gordon L. Stitt Gordon L. Stitt	Director	April 29, 2015

/s/ Kevin B. Thompson Kevin B. Thompson	Director	April 29, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36162	3.1	January 13, 2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36162	3.2	January 13, 2014

4.1	Amended and Restated Investors’ Rights Agreement dated as of October 3, 2012, between the registrant and the other parties thereto	S-1	333-191510	4.1	October 1, 2013

4.2	Specimen common stock certificate of the registrant	S-1/A	333-191510	4.2	October 11, 2013

10.1	Form of Indemnification Agreement between the registrant and its directors and officers	S-1	333-191510	10.1	October 1, 2013

10.2	2004 Stock Option Plan, and form of agreements thereunder	S-1	333-191510	10.2	October 1, 2013

10.3	2012 Equity Incentive Plan, as amended, and form of agreements thereunder	S-1/A	333-191510	10.3	October 23, 2013

10.4	SignNow 2011 Equity Incentive Plan, form of agreements thereunder	S-1	333-191510	10.4	October 1, 2013

10.5	Purewire, Inc. 2008 Stock Incentive Plan, form of agreements thereunder	S-1	333-191510	10.5	October 1, 2013

10.6	Offer Letter, between the registrant and William D. Jenkins, Jr., dated June 7, 2013	S-1	333-191510	10.6	October 1, 2013

10.7	Offer Letter, between the registrant and David Faugno, dated June 30, 2012	S-1	333-191510	10.7	October 1, 2013

10.8	Offer Letter, between the registrant and Michael D. Perone, dated July 24, 2013	S-1	333-191510	10.8	October 1, 2013

10.9	Offer Letter, between the registrant and Diane C. Honda, dated September 13, 2012	S-1	333-191510	10.9	October 1, 2013

10.10	Offer Letter, between the registrant and Michael D. Hughes, dated August 25, 2012	S-1	333-191510	10.10	October 1, 2013

10.11	Offer Letter, between the registrant and Zachary S. Levow, dated July 24, 2013	S-1	333-191510	10.11	October 1, 2013

10.12	Purchase and Sale Agreement and Escrow Instructions dated as of July 31, 2011, between the registrant and Bryan Family Partnership II, Ltd.	S-1	333-191510	10.12	October 1, 2013

10.13	Credit Agreement dated as of October 3, 2012, between the registrant and Silicon Valley Bank	S-1	333-191510	10.13	October 1, 2013

10.14	Lease dated as of June 19, 2013, between the registrant and M West Propco XVII, LLC	S-1	333-191510	10.14	October 1, 2013

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.15†	Recapitalization Agreement dated as of August 23, 2012, among the registrant and the other parties thereto	S-1	333-191510	10.15	October 1, 2013

10.16†	Amendment No. 1 and Waivers to Recapitalization Agreement, dated as of October 3, 2012, among the registrant and the other parties thereto	S-1	333-191510	10.16	October 1, 2013

10.17	Lease dated as of May 24, 2012, between the registrant and 317 Maynard LLC	S-1	333-191510	10.17	October 1, 2013

10.18	Indemnification Agreement dated as of April 13, 2012, between the registrant and David Faugno	S-1	333-191510	10.18	October 1, 2013

10.19	Summary of 2014 Executive Bonus Plan	S-1/A	333-191510	10.19	October 11, 2013

10.20	Second Amendment Agreement, dated as of January 23, 2015, between Barracuda Networks, Inc. and Silicon Valley Bank	8-K	001-36162	10.1	January 29, 2015

21.1	List of subsidiaries of registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Faugno, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of William D. Jenkins, Jr., Chief Executive Officer, and David Faugno, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Registrant has omitted portions of the relevant exhibit and filed such exhibit separately with the Securities and Exchange Commission pursuant to a grant of confidential treatment under Rule 406 promulgated under the Securities Act.