Form 10-Q
period 2015-05-31
BARRACUDA NETWORKS INC
filed 2015-07-10
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

The number of shares outstanding of the registrant’s common stock outstanding as of June 30, 2015 was 53,220,755.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and storage solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; and

•	the future trading prices of our common stock.

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Unless expressly indicated or the context requires otherwise, the terms “Barracuda,” “the Company,” “we,” “us” and “our” in this document refer to Barracuda Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term “Barracuda” may also refer to our products, regardless of the manner in which they are accessed.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of May 31, 2015	As of February 28, 2015
Assets
Current assets:
Cash and cash equivalents	$156,062	$151,373
Marketable securities	44,768	40,754
Accounts receivable, net of allowance for doubtful accounts of $1,580 and $1,531 as of May 31, 2015 and February 28, 2015, respectively	43,154	40,725
Inventories, net	4,717	4,454
Prepaid income taxes	7,767	8,245
Deferred costs	31,146	30,221
Deferred income taxes	97	479
Other current assets	3,985	4,015

Total current assets	291,696	280,266
Property and equipment, net	27,911	27,839
Deferred costs, non-current	28,109	27,715
Deferred income taxes, non-current	423	443
Other non-current assets	4,059	4,123
Intangible assets, net	8,627	9,217
Goodwill	39,598	39,742

Total assets	$400,423	$389,345

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$13,129	$16,356
Accrued payroll and related benefits	11,210	11,656
Other accrued liabilities	11,640	12,465
Deferred revenue	218,131	209,904
Deferred income taxes	420	563
Note payable	255	252

Total current liabilities	254,785	251,196
Long-term liabilities:
Deferred revenue, non-current	163,011	163,253
Deferred income taxes, non-current	2,146	2,396
Note payable, non-current	4,317	4,383
Other long-term liabilities	7,504	7,201
Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of May 31, 2015 and February 28, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 53,191,307 and 52,881,002 shares issued and outstanding as of May 31, 2015 and February 28, 2015, respectively	53	53
Additional paid-in capital	325,810	316,035
Accumulated other comprehensive loss	(2,432)	(4,233)
Accumulated deficit	(354,771)	(350,939)

Total stockholders’ deficit	(31,340)	(39,084)

Total liabilities and stockholders’ deficit	$400,423	$389,345

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended May 31,
	2015	2014
Revenue:
Appliance	$23,682	$20,836
Subscription	54,292	45,373

Total revenue	77,974	66,209
Cost of revenue	15,966	14,406

Gross profit	62,008	51,803
Operating expenses:
Research and development	18,000	12,952
Sales and marketing	34,132	29,479
General and administrative	10,698	8,564

Total operating expenses	62,830	50,995

Income (loss) from operations	(822)	808
Other expense, net	(568)	(57)

Income (loss) before income taxes	(1,390)	751
Provision for income taxes	(2,442)	(600)

Net income (loss) (Note 8)	$(3,832)	$151

Net income (loss) per share:
Basic	$(0.07)	$—
Diluted	$(0.07)	$—
Weighted-average shares used to compute net income (loss) per share:
Basic	52,996	51,156
Diluted	52,996	53,605

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended May 31,
	2015	2014
Net income (loss)	$(3,832)	$151
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(51)	31
Available-for-sale investments:
Change in net unrealized gains (net of tax effect of $0 and $0)	1,855	—
Less: reclassification adjustment for net gains included in net income (loss) (net of tax effect of $2 and $0)	(3)	—

Net change	1,852	—

Other comprehensive income	1,801	31

Comprehensive income (loss)	$(2,031)	$182

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended May 31,
	2015	2014
Operating activities
Net income (loss)	$(3,832)	$151
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	2,174	2,087
Stock-based compensation expense	6,544	3,082
Excess tax benefits from equity compensation plans	(2,144)	(1,772)
Deferred income taxes	145	(3,254)
Other	337	12
Changes in operating assets and liabilities:
Accounts receivable, net	(2,339)	(5,094)
Inventories, net	(263)	730
Income taxes, net	2,289	1,024
Deferred costs	(1,379)	(2,282)
Other assets	283	(30)
Accounts payable	(3,113)	(4,579)
Accrued payroll and related benefits	(61)	23
Other liabilities	(352)	(31)
Deferred revenue	8,013	15,340

Net cash provided by operating activities	6,302	5,407
Investing activities
Purchase of marketable securities	(8,493)	—
Proceeds from the sale of marketable securities	3,203	—
Proceeds from the maturity of marketable securities	3,026	—
Purchase of investments in non-marketable equity and debt securities	—	(600)
Purchase of property and equipment	(1,876)	(1,589)

Net cash used in investing activities	(4,140)	(2,189)
Financing activities
Proceeds from issuance of common stock	3,248	2,340
Taxes paid related to net share settlement of equity awards	(2,176)	(1,125)
Excess tax benefits from equity compensation plans	2,144	1,772
Employee loans extended, net of repayment	(276)	(463)
Repayment of note payable	(63)	(60)
Other	(156)	—

Net cash provided by financing activities	2,721	2,464
Effect of exchange rate changes on cash and cash equivalents	(194)	(3)

Net increase in cash and cash equivalents	4,689	5,679
Cash and cash equivalents at beginning of period	151,373	135,879

Cash and cash equivalents at end of period	$156,062	$141,558

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock-based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended May 31, 2015 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2015 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

The accompanying unaudited condensed consolidated financial statements include the accounts of Barracuda Networks, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our most recent Annual Report on Form 10-K. There have been no material changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Foreign Currency

We have foreign subsidiaries that operate and sell our products and services in various countries and jurisdictions around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of May 31, 2015 and February 28, 2015 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other expense, net in the condensed consolidated statement of operations.

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. We recorded net losses resulting from foreign exchange transactions of $0.6 million for the three months ended May 31, 2015. For the three months ended May 31, 2014, the impact of foreign exchange transactions was not material.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

In February 2015, the FASB issued an accounting standard to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We intend to adopt this update as currently issued in the first quarter of fiscal 2018 at which point it will begin to affect us. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	As of May 31, 2015	As of February 28, 2015
Cash	$103,878	$97,187
Money market funds	52,184	54,186

	$156,062	$151,373

The following tables summarize our marketable securities by category (in thousands):

	As of May 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,843	$12	$—	$4,855
Corporate debt securities	21,219	24	(5)	21,238
Equity securities	3,095	1,833	—	4,928
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,628	2	(10)	2,620
U.S. government agency securities	7,734	9	(28)	7,715
U.S. government notes	3,209	4	(2)	3,211

	$42,929	$1,884	$(45)	$44,768

	As of February 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$3	$(4)	$4,845
Corporate debt securities	21,241	17	(13)	21,245
Equity securities	1,211	37	(32)	1,216
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,716	4	(10)	2,710
U.S. government agency securities	7,310	8	(24)	7,294
U.S. government notes	3,242	1	—	3,243

	$40,767	$70	$(83)	$40,754

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of May 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$6,299	$(5)	$—	$—	$6,299	$(5)
Mortgage-backed securities	2,253	(10)	—	—	2,253	(10)
U.S. government agency securities	4,610	(28)	—	—	4,610	(28)
U.S. government notes	1,806	(2)	—	—	1,806	(2)

	$14,968	$(45)	$—	$—	$14,968	$(45)

	As of February 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,385	$(4)	$—	$—	$2,385	$(4)
Corporate debt securities	11,346	(13)	—	—	11,346	(13)
Equity securities	978	(32)	—	—	978	(32)
Mortgage-backed securities	1,923	(10)	—	—	1,923	(10)
U.S. government agency securities	4,331	(24)	—	—	4,331	(24)

	$20,963	$(83)	$—	$—	$20,963	$(83)

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of May 31, 2015, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of May 31, 2015
Due in 1 year	$11,535
Due in 1 year through 5 years	22,643
Due in 5 years through 10 years	1,301
Due after 10 years	4,361

$39,840

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

We estimated the fair value of our Level 3 contingent consideration liability based on a weighted probability assessment of achieving the milestones associated with the contingent consideration related to our acquisition of C2C Systems Limited. Significant increases (decreases) in the probability assumptions in isolation would result in a significantly higher (lower) fair value measurement. In developing these estimates, we considered unobservable inputs that are supported by little or no market activity and reflect our own assumptions. The following table summarizes the change in fair value of our Level 3 contingent consideration liability (in thousands):

Balance as of February 28, 2015	$3,028
Total remeasurement recognized in earnings	36

Balance as of May 31, 2015	$3,064

For the three months ended May 31, 2015, the contingent consideration remeasurement was recognized within research and development and sales and marketing expenses in our condensed consolidated statement of operations.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of May 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,184	$—	$—	$52,184
Marketable securities:
Asset-backed securities	$—	$4,855	$—	$4,855
Corporate debt securities	$—	$21,238	$—	$21,238
Equity securities	$4,928	$—	$—	$4,928
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,620	$—	$2,620
U.S. government agency securities	$—	$7,715	$—	$7,715
U.S. government notes	$—	$3,211	$—	$3,211
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$918	$918
Other long-term liabilities:
Contingent consideration liability	$—	$—	$2,146	$2,146

	As of February 28, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,186	$—	$—	$54,186
Marketable securities:
Asset-backed securities	$—	$4,845	$—	$4,845
Corporate debt securities	$—	$21,245	$—	$21,245
Equity securities	$1,216	$—	$—	$1,216
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,710	$—	$2,710
U.S. government agency securities	$—	$7,294	$—	$7,294
U.S. government notes	$—	$3,243	$—	$3,243
Derivative assets not designated (current):
Foreign exchange contracts	$—	$31	$—	$31
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,150	$1,150
Other long-term liabilities:
Contingent consideration liability	$—	$—	$1,878	$1,878

Inventories, Net

Inventories, net consisted of the following (in thousands):

	As of May 31, 2015	As of February 28, 2015
Raw materials	$2,389	$2,455
Finished goods	3,108	2,729
Reserves	(780)	(730)

	$4,717	$4,454

Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of May 31, 2015	As of February 28, 2015
Appliance	$42,115	$41,052
Commissions	17,140	16,884

	$59,255	$57,936

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of May 31, 2015	As of February 28, 2015
Land	$9,399	$9,354
Building	6,549	6,549
Computer hardware and software	19,069	17,860
Vehicles, machinery and equipment	3,889	3,546
Leasehold improvements	2,978	2,965

	41,884	40,274
Accumulated depreciation and amortization	(13,973)	(12,435)

	$27,911	$27,839

Depreciation and amortization expense related to property and equipment was $1.6 million and $1.1 million for the three months ended May 31, 2015 and 2014, respectively.

Investment in Non-marketable Equity Security

In October 2011, we acquired stock in a privately held company for $750,000, which represented an ownership interest of approximately 24%. In October 2014, we acquired additional shares of stock in the privately held company for $500,000 to maintain our percentage ownership interest. Under the equity method of accounting, we recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly.

For the three months ended May 31, 2015 and 2014, our proportionate share of the investee’s earnings and losses was not material. The investment is classified in other non-current assets in our condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2015	$(4,225)	$(8)	$(4,233)
Other comprehensive income (loss) before reclassifications	(51)	1,855	1,804
Amounts reclassified from AOCI	—	(3)	(3)

Other comprehensive income (loss)	(51)	1,852	1,801

Balance as of May 31, 2015	$(4,276)	$1,844	$(2,432)

3. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2015	$39,742
Effect of foreign exchange rates	(144)

Balance as of May 31, 2015	$39,598

Intangible assets subject to amortization are summarized as follows (in thousands):

	As of May 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,750	$(23,300)	$5,450
Software license	400	(400)	—
Customer relationships	8,184	(6,151)	2,033
Patents	1,625	(1,105)	520
Trade name	513	(185)	328
Acquired developed software	200	(200)	—

	$39,672	$(31,341)	$8,331

	As of February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,799	$(22,987)	$5,812
Software license	400	(400)	—
Customer relationships	8,233	(6,032)	2,201
Patents	1,625	(1,058)	567
Trade name	513	(172)	341
Acquired developed software	200	(200)	—

	$39,770	$(30,849)	$8,921

In addition to the above, we maintained other intangible assets not subject to amortization of $296,000 as of both May 31, 2015 and February 28, 2015.

Amortization expense was $0.6 million and $1.0 million for the three months ended May 31, 2015 and 2014, respectively.

As of May 31, 2015, amortization expense for intangible assets in future periods was as follows: $1.7 million for the remainder of fiscal 2016, $2.2 million for fiscal 2017, $1.9 million for fiscal 2018, $0.9 million for fiscal 2019, $0.7 million for fiscal 2020 and $0.9 million thereafter.

4. Stockholders’ Deficit

Stock-Based Compensation Activities

Our 2012 Equity Incentive Plan (the “2012 Plan”) authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over four years contingent upon employment or service with us on the vesting date.

As of May 31, 2015, net of forecasted forfeitures, there was $23.4 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.87 years and $43.7 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.27 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended May 31,
	2015	2014
Cost of revenue	$211	$52
Research and development	1,835	748
Sales and marketing	1,550	582
General and administrative	2,948	1,700

	$6,544	$3,082

5. Income Taxes

For the three months ended May 31, 2015 and 2014, we recorded an income tax provision of $2.4 million and $0.6 million, respectively.

In fiscal 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support its reversal.

The difference between the income tax provision that would be derived by applying the statutory rate to our before tax loss for the three months ended May 31, 2015 and the income tax provision actually recorded is primarily due to the temporary differences we did not benefit from during the period due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.

6. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended May 31,
	2015	2014
North America	$56,041	$48,319
United States	52,804	45,330
Other	3,237	2,989
Latin America	1,016	809
Asia-Pacific	4,655	4,487
EMEA	16,262	12,594

	$77,974	$66,209

7. Commitments and Contingencies

Legal Matters

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. We agreed to a settlement with OFAC in May 2015 pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC.

We received a Proposed Charging Letter from BIS on August 21, 2014, which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. We intend to continue cooperating with BIS in an effort to resolve this matter. However, at this time, we are unable to estimate the timing or amount of any final resolution.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. Pat. No. 6,795,918. Wetro Lan has asserted similar claims against other companies. We intend to vigorously defend the lawsuit and we are currently unable to estimate a possible loss or range of possible loss, if any.

On June 3, 2015, Verifire Network Solutions, LLC (“Verifire”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Verifire Network Solutions, LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-928, alleging that certain of our products infringe U.S. Pat. No. 8,463,727. Verifire has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

8. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended May 31,
	2015	2014
Net income (loss)	$(3,832)	$151

Weighted-average shares used to compute net income (loss) per share, basic	52,996	51,156
Dilutive shares from stock options and RSUs	—	2,449

Weighted-average shares used to compute net income (loss) per share, diluted	52,996	53,605

Net income (loss) per share, basic	$(0.07)	$—
Net income (loss) per share, diluted	$(0.07)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 28, 2015. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. As such, renewal rates from subscriptions are an important indicator of our future gross billings and revenue, and, on a dollars basis, were 93% and 94% for the three months ended May 31, 2015 and 2014, respectively.

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

In addition to our cross-sell efforts, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets. Our future success will depend in part on our ability to continue to expand our sales in these higher-growth segments. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

Furthermore, our business depends on the overall demand for security and storage solutions. Weak global economic conditions, particularly market and financial uncertainty and instability in the United States and Europe, or a reduction in security and storage solution spending even if general economic conditions are unaffected, could adversely impact our business, financial condition and operating results in a number of ways. Additionally, we face significant competition across all of our market segments, and must continue to execute across all functions and add qualified personnel to succeed.

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

The following table presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended May 31,
	2015	2014
Gross billings	$94,274	$87,600
Year-over-year percentage increase	8%
Year-over-year percentage increase on a constant currency basis (1)	12%
Adjusted EBITDA	$15,791	$19,427
Adjusted EBITDA as a percentage of total revenue	20%	29%
Free cash flow	$5,312	$4,203
Free cash flow as a percentage of total revenue	7%	6%
Active subscribers at period end	252,460	214,339

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2014, which was the last day of our prior fiscal year’s first quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings. We define gross billings as total revenue plus the change in deferred revenue and other adjustments which primarily reflect returns and reserves with respect to the 30-day right to return we provide to our customers, as well as rebates for certain channel partner activities, during a particular period. We use gross billings as a performance measurement, based on our business model of invoicing our customers at the time of sale of our solutions and recognizing revenue ratably over subsequent periods. Accordingly, we believe gross billings provide valuable insight into the sales of our solutions and the performance of our business. The gross billings we record in any period reflect sales to new customers plus renewals and additional sales to existing customers adjusted for returns, rebates and other offsets, which we do not expect to be recognized as revenue in future periods. In many cases, these returns, rebates and other offsets occur in periods different from the period of sale and are unrelated to the marketing efforts leading to the initial sale, and therefore by adjusting for such offsets, we believe our computation of gross billings better reflects the effectiveness of our sales and marketing efforts.

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months Ended May 31,
	2015	2014
Total revenue	$77,974	$66,209
Total deferred revenue, end of period (1)	381,003	328,488
Less: total deferred revenue, beginning of period (1)	(372,862)	(313,157)
Add: deferred revenue adjustments	8,159	6,060

Total change in deferred revenue and adjustments	16,300	21,391

Gross billings	$94,274	$87,600

Year-over-year percentage increase	8%
Year-over-year percentage increase on a constant currency basis (2)	12%

(1)	The balances as of May 31, 2015 and February 28, 2015 exclude the amounts related to acquisition date deferred revenue assumed from C2C Systems Limited (“C2C”). We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2014, which was the last day of our prior fiscal year’s first quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three months ended May 31, 2015, gross billings increased 8% over the prior year’s comparative period. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. The year-over-year growth rate was impacted by a slowdown in our storage business in the three months ended May 31, 2015. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) to adjusted EBITDA (dollars in thousands):

	Three Months Ended May 31,
	2015	2014
Net income (loss)	$(3,832)	$151
Total deferred revenue, end of period (1)	381,003	328,488
Less: total deferred revenue, beginning of period (1)	(372,862)	(313,157)
Less: total deferred costs, end of period	(59,255)	(52,549)
Total deferred costs, beginning of period	57,936	50,279
Other expense, net	568	57
Provision for income taxes	2,442	600
Depreciation and amortization expense (2)	2,174	2,087
Stock-based compensation expense	6,544	3,082
Acquisition and other non-recurring charges (3)	1,073	389

Adjusted EBITDA	$15,791	$19,427

Adjusted EBITDA as a percentage of total revenue	20%	29%

(1)	The balances as of May 31, 2015 and February 28, 2015 exclude the amounts related to acquisition date deferred revenue assumed from C2C. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Adjusted EBITDA decreased to $15.8 million in the three months ended May 31, 2015 from $19.4 million in the three months ended May 31, 2014. The fluctuations in adjusted EBITDA from period to period were primarily driven by the decreased growth rate of our gross billings and our increased investments in research and development.

Free cash flow. We define free cash flow as cash provided by operating activities, less purchases of property and equipment plus acquisition and other non-recurring charges. We consider free cash flow to be a useful liquidity measure that considers the investment in cloud and corporate infrastructure required to support our business and the impact of acquisition-related expenses and other non-recurring charges. We use free cash flow to assess our business performance and evaluate the amount of cash generated by our business after adjusting for purchases of property and equipment and acquisition and other non-recurring charges.

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended May 31,
	2015	2014
Net cash provided by operating activities	$6,302	$5,407
Less: purchases of property and equipment	(1,876)	(1,589)
Acquisition and other non-recurring charges (1)	886	385

Free cash flow	$5,312	$4,203

Free cash flow as a percentage of total revenue	7%	6%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Free cash flow increased to $5.3 million in the three months ended May 31, 2015 from $4.2 million in the three months ended May 31, 2014. The increase in free cash flow was in line with our growth as it remained relatively consistent, as a percentage of total revenue, for the comparable period.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of May 31, 2015 and 2014, we had 252,460 and 214,339 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract new and retain existing customers.

Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, gross billings, adjusted EBITDA and free cash flow are not substitutes for total revenue, net income (loss) and cash provided by operating activities, respectively. Second, other companies may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Finally, adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation and depreciation and amortization expenses, which are recurring. Therefore adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future.

Acquisition and Other Non-Recurring Charges

In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to acquisitions and export compliance as our “acquisition and other non-recurring charges” throughout this Quarterly Report on Form 10-Q. These costs consist of the following:

Acquisition costs. Acquisition costs include the legal, valuation consulting and other expenses incurred in connection with acquisitions, the fair value remeasurements of contingent considerations, the payments made under the terms of certain acquisition agreements and other non-recurring expenses, and are classified within operating expenses in our condensed consolidated statements of operations.

Export compliance. Export compliance costs include legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission of our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended May 31,
	2015	2014
Acquisition costs	$1,017	372
Export compliance	56	17

	$1,073	$389

The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended May 31,
	2015	2014
Acquisition costs	$830	$372
Export compliance	56	13

	$886	$385

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Operating Expenses

Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and travel-related expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of total revenue from period to period, as we continue to grow. In particular, we expect our stock-based compensation expense to increase in absolute dollars as a result of our existing stock-based compensation expense to be recognized as options and restricted stock units (“RSUs”) vest and as we issue additional stock-based awards to attract and retain employees.

•	Research and development. Research and development expenses consist primarily of salaries, benefits and stock-based compensation for employees and executives on our engineering and technical teams who are responsible for increasing the functionality and enhancing the ease-of-use of our appliance and subscription services, as well as the development of new products. We expense our research and development costs as they are incurred. We expect research and development expenses to increase in absolute dollars as we continue to invest in our future solutions, although our research and development expenses may fluctuate as a percentage of total revenue.

•	Sales and marketing. Our sales and marketing expenses consist primarily of advertising, as well as salaries, commissions, benefits and stock-based compensation for our employees and executives engaged in sales, sales support, marketing, business development and customer service functions. Our advertising expenses include the costs of cooperative marketing programs developed with our channel partners and other marketing programs such as online lead generation, promotional events and web seminars. We market and sell our subscription services worldwide through our sales organization and distribution channels, such as strategic resellers and distributors. We capitalize and amortize the direct and incremental portion of our sales commissions over the period the related revenue is recognized. We expect sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations, although our sales and marketing expenses may fluctuate as a percentage of total revenue.

•	General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our finance, legal, regulatory and compliance, human resources and other administrative employees and executives. In addition, general and administrative expenses include outside consulting, legal and accounting services and facilities and other supporting overhead costs. We expect general and administrative expenses to increase in absolute dollars due to accounting, insurance, investor relations and other costs associated with being a public company, although our general and administrative expenses may fluctuate as a percentage of total revenue.

Other Expense, Net

Other expense, net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash, cash equivalents and marketable securities. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.

Provision for Income Taxes

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

Results of Operations

Comparison of the Three Months Ended May 31, 2015 and 2014

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended May 31,
	2015	% of Total Revenue	2014	% of Total Revenue	Change
Revenue:
Appliance	$23,682	30%	$20,836	31%	$2,846
Subscription	54,292	70	45,373	69	8,919

Total revenue	77,974	100	66,209	100	11,765
Cost of revenue	15,966	20	14,406	22	1,560

Gross profit	62,008	80	51,803	78	10,205
Operating expenses:
Research and development	18,000	23	12,952	20	5,048
Sales and marketing	34,132	44	29,479	44	4,653
General and administrative	10,698	14	8,564	13	2,134

Total operating expenses	62,830	81	50,995	77	11,835

Income (loss) from operations	(822)	(1)	808	1	(1,630)
Other expense, net	(568)	(1)	(57)	—	(511)

Income (loss) before income taxes	(1,390)	(2)	751	1	(2,141)
Provision for income taxes	(2,442)	(3)	(600)	(1)	(1,842)

Net income (loss)	$(3,832)	(5)%	$151	—%	$(3,983)

Revenue

Total revenue increased $11.8 million, or 18%, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014. Subscription revenue increased by $8.9 million, or 20%, primarily due to an increase in active subscribers during the period of 38,121, or 18%, from 214,339 active subscribers as of May 31, 2014 to 252,460 active subscribers as of May 31, 2015. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $2.8 million, or 14%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin increased for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to certain acquisition-related intangible assets becoming fully amortized during fiscal 2015 resulting in a $0.3 million decrease in amortization expense. Additionally, our gross margin is impacted by product mix and the timing of investments in our cloud-based infrastructure and our technical support.

Operating Expenses

Research and development expense increased $5.0 million, or 39%, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to a $2.8 million increase in compensation and personnel related costs primarily attributable to a

21% increase in research and development headcount, a $1.1 million increase in stock-based compensation expense, a $0.5 million increase in IT-related infrastructure expenses and a $0.2 million increase in internal use development equipment and service costs. As a percentage of total revenue, research and development expense slightly increased from prior year’s comparable period as we continued to invest to innovate and improve the functionality of our solutions.

Sales and marketing expense increased $4.7 million, or 16%, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to a $1.9 million increase in marketing expenses, primarily attributable to increases in search engine marketing service and partner and event sponsorship costs, a $1.5 million increase in compensation and personnel related costs, primarily attributable to a 27% increase in sales and marketing headcount, a $1.0 million increase in stock-based compensation expense and a $0.4 million increase in IT-related infrastructure expenses, partially offset by a $0.2 million decrease in consulting costs and certain acquisition-related intangible assets becoming fully amortized during fiscal 2015 resulting in a $0.1 million decrease in amortization expense. As a percentage of total revenue, sales and marketing expense remained relatively consistent for the comparable period.

General and administrative expense increased $2.1 million, or 25%, for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, primarily due to a $1.2 million increase in stock-based compensation expense, a $0.6 million increase in compensation and personnel related costs, primarily attributable to a 5% increase in general and administrative headcount, and a $0.5 million increase in legal, compliance and consulting costs. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable period.

Other Expense, Net

The change in other expense, net was primarily due to a $0.6 million increase in foreign exchange losses during the three months ended May 31, 2015 compared to the three months ended May 31, 2014.

Provision for Income Taxes

We recorded an income tax provision of $2.4 million for the three months ended May 31, 2015. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax loss for the three months ended May 31, 2015 and the income tax provision actually recorded is primarily due to the temporary differences we did not benefit from during the period due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended May 31, 2014, we recorded an income tax provision of $0.6 million.

Liquidity and Capital Resources

	Three Months Ended May 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$6,302	$5,407
Cash used in investing activities	$(4,140)	$(2,189)
Cash provided by financing activities	$2,721	$2,464

As of May 31, 2015, we had cash and cash equivalents of $156.1 million, of which approximately $9.7 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $44.8 million as of May 31, 2015. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.

Furthermore, we have available to us a $25.0 million credit facility with Silicon Valley Bank (“SVB”) that expires in November 2015, which includes an option to request an increase of the available funds under the credit facility to $50.0 million. The credit facility is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through May 31, 2015.

We believe that our existing cash, cash equivalents and short-term marketable securities, together with our existing credit facility, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

For the three months ended May 31, 2015, operating activities provided $6.3 million in cash primarily due to a positive change of $3.1 million in our net operating assets and liabilities and a net increase of $2.7 million in our net loss due to adjustments for stock-based compensation expense.

For the three months ended May 31, 2014, operating activities provided $5.4 million in cash primarily due to a positive change of $5.1 million in our net operating assets and liabilities.

Investing Activities

Our investing activities generally consist of transactions related to marketable and non-marketable securities, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.

Cash used in investing activities of $4.1 million in the three months ended May 31, 2015 was primarily related to purchases of marketable securities of $8.5 million and property and equipment of $1.9 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $6.2 million.

Cash used in investing activities of $2.2 million in the three months ended May 31, 2014 was primarily related to purchases of property and equipment of $1.6 million and investments of $0.6 million in non-marketable equity and debt securities.

Our annual capital expenditures generally have varied between approximately 2% and 5% of annual total revenue. We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon specific strategic opportunities.

Financing Activities

Our financing activities generally consist of equity related transactions, including proceeds from the exercises of employee stock options, excess tax benefits from equity incentive plans and tax payments associated with the net share settlements of equity awards.

For the three months ended May 31, 2015, financing activities provided $2.7 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $3.2 million and excess tax benefits from equity incentive plans of $2.1 million. These cash inflows were partially offset by tax payments related to $2.2 million of net share settlements of equity awards.

For the three months ended May 31, 2014, financing activities provided $2.5 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $2.3 million and excess tax benefits from equity incentive plans of $1.8 million. These cash inflows were partially offset by $1.1 million in tax payments related to the net share settlements of equity awards.

Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of May 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

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

The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 have not changed materially for the three months ended May 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer (“CEO”) and our chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our CEO and CFO concluded that our disclosure controls and procedures were effective as of such date at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the three months ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Export Compliance

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. We agreed to a settlement with OFAC in May 2015 pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC.

We received a Proposed Charging Letter from BIS on August 21, 2014, which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. We intend to continue cooperating with BIS in an effort to resolve this matter. However, at this time, we are unable to estimate the timing or amount of any final resolution.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. Pat. No. 6,795,918. Wetro Lan has asserted similar claims against other companies. We intend to vigorously defend the lawsuit and we are currently unable to estimate a possible loss or range of possible loss, if any.

On June 3, 2015, Verifire Network Solutions, LLC (“Verifire”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Verifire Network Solutions, LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-928, alleging that certain of our products infringe U.S. Pat. No. 8,463,727. Verifire has asserted similar claims against other companies. This matter is in its early stages, but we intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.

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

Our subscription revenue accounted for 70% of our total revenue for both the three months ended May 31, 2015 and fiscal year ended February 28, 2015. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of product enhancements and introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period, which typically ranges from one to five years. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewed sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we generated net income on a GAAP basis for the three months ended August 31, 2014, May 31, 2104 and February 28, 2014, we experienced net losses on a GAAP basis for the three months ended May 31, 2015 and fiscal 2015, 2014 and 2013. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth. In addition, as a public company, we have incurred and expect to continue to incur, significant accounting, legal and other expenses that we did not incur as a private company.

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

The security and storage markets are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business models, which require them to develop and manage increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our historical success has been based on our ability to identify common customer needs and design solutions to address complex IT problems in email security and web security, and more recently in backup. Furthermore, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets. To the extent we are not able to continue to identify IT challenges and execute our business model to timely and effectively design and market solutions to address these challenges, as well as to continue to expand our sales to higher-growth segments within the security and storage markets, our business, operating results and financial condition will be adversely affected.

Although the market expects rapid introduction of new solutions or enhancements to respond to new threats and address evolving customer needs, the development of these solutions is difficult, and the timetable for commercial release and availability is uncertain as there are periods of delay between releases and the availability of new solutions. We may experience delays in the development and availability of new solutions and fail to timely meet customer needs. If we fail to respond to the rapidly changing and rigorous needs of our customers by developing and making available on a timely basis new solutions or enhancements that can respond adequately to new security threats and address evolving customer needs, particularly in the higher-growth segments within the security and storage markets, our competitive position and business prospects will be harmed.

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

We generate a substantial portion of our sales leads through visits to our websites by potential customers interested in our solutions. Many of these potential customers find our websites by searching for security and storage solutions through Internet search engines, particularly Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly and we may not be able to replace this traffic. Furthermore, if the costs of search engine marketing services, such as Google AdWords, continue to increase we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and our business and operating results could be adversely affected.

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

Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	the timing and success of introductions of our new solutions;

•	changes in the growth rate of the security and storage markets;

•	changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the timing of orders from our customers;

•	the timing of our marketing expenditures;

•	the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the budgeting cycles and purchasing priorities of our customers;

•	the timing of payments of sales commissions, bonuses or performance earnouts;

•	the timing and potential provision of valuation allowances against our deferred tax assets;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation or warranty claims, including our current voluntary disclosures to BIS as described in greater detail below;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;

•	disruption in our supply chain and the availability of the components of our appliances;

•	levels of solution returns, particularly in connection with our 30-day right to return;

•	the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•	increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies.

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

Some of our competitors have made acquisitions of businesses that may allow them to offer more directly competitive and comprehensive solutions than they had previously offered. As a result of such acquisitions, our current or potential competitors might be able to adapt more quickly to new technologies and customer needs, devote greater resources to the promotion or sale of their solutions and services, initiate or withstand substantial price competition, take advantage of acquisition or other opportunities more readily, or develop and expand their solution offerings more quickly than we do.

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

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. These laws restrict or prohibit the sale of certain products, including our solutions, into certain countries, including Iran, Sudan and Syria. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations.

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

After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to BIS and to OFAC. These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. The voluntary disclosures also summarized the remedial actions we have taken, including those described above, as well as the hiring of an export compliance manager and a general counsel with export controls experience, and the enhancement of employee training programs, periodic notices to our resellers and company-wide policies and procedures designed to help us comply with these laws. We agreed to a settlement with OFAC in May 2015 pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC.

We received a Proposed Charging Letter from BIS on August 21, 2014, which asserts certain export violations against us and our UK subsidiary. Based on discussions with BIS, we expect a one-time monetary penalty to be imposed, and do not currently expect any criminal charges, denial of export privileges or ongoing monitoring actions. We intend to continue cooperating with BIS in an effort to resolve this matter. However, we are unable to estimate the timing or amount of any final resolution.

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

Sales outside of the United States represented 32% of our total revenue for both the three months ended May 31, 2015 and fiscal 2015. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, for both the three months ended May 31, 2015 and fiscal 2015, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

Because our solutions are complex, they have contained and may in the future contain design or manufacturing defects or errors that are not detected until after their commercial release and deployment by our customers. For example, from time to time, certain of our customers have reported defects in our solutions related to performance, functionality and compatibility that were not detected before shipping the solution. Additionally, defects may cause our solutions to be vulnerable to security attacks, cause them to fail to help secure networks or temporarily interrupt customers’ networking traffic. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, our solutions may not be able to protect our customers’ networks. Our security solutions may also fail to detect or prevent viruses, worms or similar threats due to a number of reasons such as the evolving nature of such threats and the continual emergence of new threats that we may fail to add to our threat intelligence database or other virus databases in time to protect our customers’ networks. For example, in fiscal 2015, we and our customers were adversely impacted by the recently discovered Heartbleed vulnerability, which is a vulnerability in the secure sockets layer, as well as a denial of service attack which targeted our Barracuda Email Security Service. In addition, defects or errors in our subscription updates or our solutions could result in a failure to effectively update customers’ solutions and thereby leave our customers vulnerable to attacks. Our data centers and networks may experience technical failures and downtime, may fail to distribute appropriate updates, or may fail to meet the increased requirements of a growing customer base, any of which could temporarily or permanently expose our customers’ networks, leaving their networks unprotected against the latest security threats. Any defects, errors or vulnerabilities in our solutions could result in:

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

Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union (the “EU”) and the Federal Data Protection Act in Germany.

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

Our solutions are designed to be deployed by customers in resource-constrained IT environments. Our customers depend on our support services to assist them with questions as they implement our solutions within their IT infrastructure, and after deployment, our customers depend on our support organization to quickly resolve any issues relating to those solutions. A significant level of high-quality support is critical to ensure high rates of renewals and cross-selling of our solutions. Further, as we continue to broaden our portfolio of solutions, increase the size of our customer base and increase the size of our solution deployments within our customers IT infrastructure, we must continue to adapt our customer support organization to ensure that our customers continue to receive the high level of customer service which they have come to expect. If we fail to effectively assist our customers in deploying our solutions, succeed in helping them quickly resolve post-deployment issues or provide effective ongoing support, it could adversely affect our ability to sell our solutions to existing customers, decrease our subscription renewal rates and harm our reputation with potential new customers, all of which would have an adverse effect on our business, reputation and operating results.

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

Patent and other intellectual property disputes are common in the IT markets in which we compete. Some companies in the IT markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us. There also is a market for intellectual property rights and a competitor, or other entity, could acquire intellectual property rights and assert similar claims based on the acquired intellectual property rights. They may also assert such claims against our customers or channel partners. As the number of patents and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. From time to time, we face allegations that we, our customers or our channel partners have infringed, misappropriated and violated intellectual property rights, including allegations made by our competitors or by non-practicing entities. Our broad solution portfolio and the number of network and IT markets in which we compete further exacerbate this risk. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

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

An adverse outcome of a dispute may require us to, among other things, pay substantial damages including treble damages if we are found to have willfully infringed a third party’s patents or copyrights; cease making, using, selling, licensing, importing or otherwise commercializing solutions that are alleged to infringe or misappropriate the intellectual property rights of others; expend additional development resources to attempt to redesign our solutions or otherwise to develop non-infringing technology, which may not be successful; enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies or intellectual property rights or have royalty obligations imposed by a court; and indemnify our customers, partners and other third parties. Furthermore, we have agreed in certain instances to defend our channel partners against third-party claims asserting infringement of certain intellectual property rights, which may include patents, copyrights, trademarks or trade secrets, and to pay judgments entered on such claims. Any damages or royalty obligations we may become subject to, any prohibition against our commercializing our solutions and any third-party indemnity we may need to provide, as a result of an adverse outcome could harm our operating results.

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

As of May 31, 2015, we had 57 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of May 31, 2015, we had 30 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, stock-based compensation expense, valuation of inventory and accounting for income taxes.

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

As a public company, we are subject to certain requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our appliances contain conflict minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solutions. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $46.78 through May 31, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of May 31, 2015, there were 53,191,307 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

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

BARRACUDA NETWORKS, INC.

Date: July 10, 2015	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2015	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.