Form 10-Q
period 2015-08-31
BARRACUDA NETWORKS INC
filed 2015-10-02
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of September 30, 2015 was 53,376,731.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and storage solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;

•	our stock repurchase program; and

•	the future trading prices of our common stock.

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

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of August 31, 2015	As of February 28, 2015
Assets
Current assets:
Cash and cash equivalents	$173,683	$151,373
Marketable securities	44,066	40,754
Accounts receivable, net of allowance for doubtful accounts of $1,717 and $1,531 as of August 31, 2015 and February 28, 2015, respectively	43,026	40,725
Inventories, net	5,579	4,454
Prepaid income taxes	7,879	8,245
Deferred costs	31,926	30,221
Deferred income taxes	152	479
Other current assets	4,615	4,015

Total current assets	310,926	280,266
Property and equipment, net	27,787	27,839
Deferred costs, non-current	28,288	27,715
Deferred income taxes, non-current	384	443
Other non-current assets	5,128	4,123
Intangible assets, net	8,748	9,217
Goodwill	40,063	39,742

Total assets	$421,324	$389,345

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$18,530	$16,356
Accrued payroll and related benefits	11,424	11,656
Other accrued liabilities	13,003	12,465
Deferred revenue	225,387	209,904
Deferred income taxes	362	563
Note payable	259	252

Total current liabilities	268,965	251,196
Long-term liabilities:
Deferred revenue, non-current	164,519	163,253
Deferred income taxes, non-current	2,250	2,396
Note payable, non-current	4,251	4,383
Other long-term liabilities	7,769	7,201
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of August 31, 2015 and February 28, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 53,347,890 and 52,881,002 shares issued and outstanding as of August 31, 2015 and February 28, 2015, respectively	53	53
Additional paid-in capital	333,316	316,035
Accumulated other comprehensive loss	(2,789)	(4,233)
Accumulated deficit	(357,010)	(350,939)

Total stockholders’ deficit	(26,430)	(39,084)

Total liabilities and stockholders’ deficit	$421,324	$389,345

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Revenue:
Appliance	$22,288	$20,676	$45,970	$41,512
Subscription	56,083	47,976	110,375	93,349

Total revenue	78,371	68,652	156,345	134,861
Cost of revenue	15,935	14,044	31,901	28,450

Gross profit	62,436	54,608	124,444	106,411
Operating expenses:
Research and development	17,502	13,826	35,502	26,778
Sales and marketing	34,470	31,031	68,602	60,510
General and administrative	10,770	8,624	21,468	17,188

Total operating expenses	62,742	53,481	125,572	104,476

Income (loss) from operations	(306)	1,127	(1,128)	1,935
Other income (expense), net	97	(681)	(471)	(738)

Income (loss) before income taxes	(209)	446	(1,599)	1,197
Benefit from (provision for) income taxes	(2,030)	292	(4,472)	(308)

Net income (loss) (Note 9)	$(2,239)	$738	$(6,071)	$889

Net income (loss) per share:
Basic	$(0.04)	$0.01	$(0.11)	$0.02
Diluted	$(0.04)	$0.01	$(0.11)	$0.02
Weighted-average shares used to compute net income (loss) per share:
Basic	53,270	51,667	53,133	51,412
Diluted	53,270	53,743	53,133	53,675

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net income (loss)	$(2,239)	$738	$(6,071)	$889
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	375	(606)	324	(575)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0, $0, $0 and $0)	(733)	—	1,122	—
Less: reclassification adjustment for net gains (losses) included in net income (loss) (net of tax effect of $0, $0, $1 and $0)	1	—	(2)	—

Net change	(732)	—	1,120	—

Other comprehensive income (loss)	(357)	(606)	1,444	(575)

Comprehensive income (loss)	$(2,596)	$132	$(4,627)	$314

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended August 31,
	2015	2014
Operating activities
Net income (loss)	$(6,071)	$889
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	4,469	4,422
Stock-based compensation expense	13,710	6,818
Excess tax benefits from equity compensation plans	(3,260)	(4,338)
Deferred income taxes	239	(6,198)
Other	670	31
Changes in operating assets and liabilities:
Accounts receivable, net	(2,143)	(8,527)
Inventories, net	(1,125)	463
Income taxes, net	4,019	3,073
Deferred costs	(2,284)	(4,412)
Other assets	(933)	(147)
Accounts payable	2,225	(1,267)
Accrued payroll and related benefits	2,298	(29)
Other liabilities	53	531
Deferred revenue	16,752	29,573

Net cash provided by operating activities	28,619	20,882
Investing activities
Purchase of marketable securities	(14,240)	—
Proceeds from the sale of marketable securities	7,177	—
Proceeds from the maturity of marketable securities	4,667	—
Purchase of investments in non-marketable equity and debt securities	(350)	(600)
Purchase of property and equipment	(3,443)	(3,775)
Business combinations, net of cash acquired	(749)	(4,791)

Net cash used in investing activities	(6,938)	(9,166)
Financing activities
Proceeds from issuance of common stock	4,300	7,246
Taxes paid related to net share settlement of equity awards	(4,026)	(2,340)
Excess tax benefits from equity compensation plans	3,260	4,338
Employee loans extended, net of repayment	(2,484)	(70)
Repayment of note payable	(125)	(118)
Other	(181)	—

Net cash provided by financing activities	744	9,056
Effect of exchange rate changes on cash and cash equivalents	(115)	(92)

Net increase in cash and cash equivalents	22,310	20,680
Cash and cash equivalents at beginning of period	151,373	135,879

Cash and cash equivalents at end of period	$173,683	$156,559

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended August 31, 2015 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2015 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

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

Foreign Currency

We have foreign subsidiaries that operate and sell our products and services in various countries and jurisdictions around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of August 31, 2015 and February 28, 2015 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other income (expense), net in the condensed consolidated statement of operations.

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the condensed consolidated balance sheets. We recorded net gains (losses) resulting from foreign exchange transactions of $0.1 million and $(0.5) million for the three and six months ended August 31, 2015, respectively. We recorded net losses resulting from foreign exchange transactions of $0.6 million for the three and six months ended August 31, 2014.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of this standard to have an impact on our condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively and does not apply to inventory that is measured using last-in, first-out or the retail inventory method. We do not expect the adoption of this standard to have an impact on our condensed consolidated financial statements.

In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improving financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date would have required us to adopt this update in the first quarter of fiscal 2018. However, in July 2015, the FASB amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either the first quarter of fiscal 2018 or the first quarter of fiscal 2019. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	As of August 31, 2015	As of February 28, 2015
Cash	$121,402	$97,187
Money market funds	52,281	54,186

	$173,683	$151,373

The following tables summarize our marketable securities by category (in thousands):

	As of August 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,951	$9	$(1)	$4,959
Corporate debt securities	21,621	3	(17)	21,607
Equity securities	3,095	1,152	—	4,247
Foreign government bonds	207	—	(1)	206
Mortgage-backed securities	2,657	2	(14)	2,645
U.S. government agency securities	7,542	7	(33)	7,516
U.S. government notes	2,886	—	—	2,886

	$42,959	$1,173	$(66)	$44,066

	As of February 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$3	$(4)	$4,845
Corporate debt securities	21,241	17	(13)	21,245
Equity securities	1,211	37	(32)	1,216
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,716	4	(10)	2,710
U.S. government agency securities	7,310	8	(24)	7,294
U.S. government notes	3,242	1	—	3,243

	$40,767	$70	$(83)	$40,754

We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for each of the three and six months ended August 31, 2015 and 2014. We reflect these gains and losses as a component of other income (expense), net in the condensed consolidated statements of operations.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of August 31, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,018	$(1)	$—	$—	$1,018	$(1)
Corporate debt securities	13,846	(17)	—	—	13,846	(17)
Foreign government bonds	207	(1)	—	—	207	(1)
Mortgage-backed securities	2,219	(14)	—	—	2,219	(14)
U.S. government agency securities	4,421	(33)	—	—	4,421	(33)

	$21,711	$(66)	$—	$—	$21,711	$(66)

	As of February 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,385	$(4)	$—	$—	$2,385	$(4)
Corporate debt securities	11,346	(13)	—	—	11,346	(13)
Equity securities	978	(32)	—	—	978	(32)
Mortgage-backed securities	1,923	(10)	—	—	1,923	(10)
U.S. government agency securities	4,331	(24)	—	—	4,331	(24)

	$20,963	$(83)	$—	$—	$20,963	$(83)

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of August 31, 2015, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of August 31, 2015
Due in 1 year	$13,738
Due in 1 year through 5 years	21,259
Due in 5 years through 10 years	580
Due after 10 years	4,242

$39,819

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

We estimated the fair value of our Level 3 contingent consideration liabilities based on a weighted probability assessment of achieving the milestones related to certain of our acquisitions. Significant increases (decreases) in the probability assumptions in isolation would result in a significantly higher (lower) fair value measurement. In developing these estimates, we considered unobservable inputs that are supported by little or no market activity and reflect our own assumptions. The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 28, 2015	$3,028
Acquisition addition	334
Total remeasurement recognized in earnings	147
Settlements	(25)

Balance as of August 31, 2015	$3,484

For the three and six months ended August 31, 2015, the contingent consideration remeasurement was recognized within research and development and sales and marketing expenses in our condensed consolidated statement of operations.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of August 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$52,281	$—	$—	$52,281
Marketable securities:
Asset-backed securities	$—	$4,959	$—	$4,959
Corporate debt securities	$—	$21,607	$—	$21,607
Equity securities	$4,247	$—	$—	$4,247
Foreign government bonds	$—	$206	$—	$206
Mortgage-backed securities	$—	$2,645	$—	$2,645
U.S. government agency securities	$—	$7,516	$—	$7,516
U.S. government notes	$—	$2,886	$—	$2,886
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,293	$1,293
Other long-term liabilities:
Contingent consideration	$—	$—	$2,191	$2,191

	As of February 28, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,186	$—	$—	$54,186
Marketable securities:
Asset-backed securities	$—	$4,845	$—	$4,845
Corporate debt securities	$—	$21,245	$—	$21,245
Equity securities	$1,216	$—	$—	$1,216
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,710	$—	$2,710
U.S. government agency securities	$—	$7,294	$—	$7,294
U.S. government notes	$—	$3,243	$—	$3,243
Derivative assets not designated (current):
Foreign exchange contracts	$—	$31	$—	$31
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,150	$1,150
Other long-term liabilities:
Contingent consideration	$—	$—	$1,878	$1,878

Inventories, Net

Inventories, net consisted of the following (in thousands):

	As of August 31, 2015	As of February 28, 2015
Raw materials	$2,802	$2,455
Finished goods	3,448	2,729
Reserves	(671)	(730)

	$5,579	$4,454

Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of August 31, 2015	As of February 28, 2015
Appliance	$42,777	$41,052
Commissions	17,437	16,884

	$60,214	$57,936

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of August 31, 2015	As of February 28, 2015
Land	$9,418	$9,354
Building	6,549	6,549
Computer hardware and software	20,023	17,860
Vehicles, machinery and equipment	4,089	3,546
Leasehold improvements	3,307	2,965

	43,386	40,274
Accumulated depreciation and amortization	(15,599)	(12,435)

	$27,787	$27,839

Depreciation and amortization expense related to property and equipment was $1.7 million and $3.3 million for the three and six months ended August 31, 2015, respectively, and $1.2 million and $2.3 million for the three and six months ended August 31, 2014, respectively.

Investment in Non-marketable Equity Security

As of February 28, 2015, we have invested approximately $1.3 million in stock of a private company, which was accounted for under the equity method. We recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly. In August 2015, we acquired additional shares of stock in the privately held company for approximately $0.4 million to maintain our approximately 24% ownership interest.

For the three and six months ended August 31, 2015, our proportionate share of the investee’s losses was $0.1 million and $0.2 million, respectively. For the three and six months ended August 31, 2014, our proportionate share was not material. The investment is classified in other non-current assets in our condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2015	$(4,225)	$(8)	$(4,233)
Other comprehensive income (loss) before reclassifications	324	1,122	1,446
Amounts reclassified from AOCI	—	(2)	(2)

Other comprehensive income (loss)	324	1,120	1,444

Balance as of August 31, 2015	$(3,901)	$1,112	$(2,789)

3. Acquisition

In the three months ended August 31, 2015, we completed an acquisition for total consideration of approximately $1.1 million, which included an estimated fair value for contingent consideration of $0.3 million. $0.7 million was attributed to intangible assets and $0.3 million was attributed to goodwill. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and is expected to be deductible for income tax purposes.

As of the acquisition date, customer relationships and developed technology and other had weighted-average useful lives of 7.0 years and 1.0 years, respectively. The results of operations, since the acquisition date, were not material to our condensed consolidated results of operations for the three and six months ended August 31, 2015. Pro forma results of operations have not been presented because they are not material to our condensed consolidated results of operations.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2015	$39,742
Goodwill acquired	336
Effect of foreign exchange rates	(15)

Balance as of August 31, 2015	$40,063

Intangible assets subject to amortization are summarized as follows (in thousands):

	As of August 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,944	$(23,724)	$5,220
Software license	400	(400)	—
Customer relationships	8,799	(6,360)	2,439
Patents	1,625	(1,151)	474
Trade name	519	(200)	319
Acquired developed software	200	(200)	—

	$40,487	$(32,035)	$8,452

	As of February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,799	$(22,987)	$5,812
Software license	400	(400)	—
Customer relationships	8,233	(6,032)	2,201
Patents	1,625	(1,058)	567
Trade name	513	(172)	341
Acquired developed software	200	(200)	—

	$39,770	$(30,849)	$8,921

In addition to the above, we maintained other intangible assets not subject to amortization of $296,000 as of August 31, 2015 and February 28, 2015.

Amortization expense was $0.6 million and $1.2 million for the three and six months ended August 31, 2015, respectively, and $1.1 million and $2.1 million for the three and six months ended August 31, 2014, respectively.

As of August 31, 2015, amortization expense for intangible assets in future periods was as follows: $1.3 million for the remainder of fiscal 2016, $2.3 million for fiscal 2017, $1.9 million for fiscal 2018, $1.0 million for fiscal 2019, $0.8 million for fiscal 2020 and $1.2 million thereafter.

5. Stockholders’ Deficit

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

As of August 31, 2015, net of forecasted forfeitures, there was $21.4 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.71 years and $40.3 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.07 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Cost of revenue	$255	$73	$466	$125
Research and development	2,000	902	3,835	1,650
Sales and marketing	1,639	821	3,189	1,403
General and administrative	3,272	1,940	6,220	3,640

	$7,166	$3,736	$13,710	$6,818

Employee Stock Purchase Plan

Following approval by our board of directors, in July 2015, our stockholders approved the adoption of the 2015 Employee Stock Purchase Plan (the “ESPP”) by the Company. The ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are approximately six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035.

As of August 31, 2015, we had reserved 750,000 shares of our common stock for issuance under the ESPP and all such shares remain available for future issuance.

6. Income Taxes

For the three and six months ended August 31, 2015, we recorded an income tax provision of $2.0 million and $4.5 million, respectively. For the three and six months ended August 31, 2014, we recorded an income tax benefit of $0.3 million and an income tax provision of $0.3 million, respectively.

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

The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the six months ended August 31, 2015 and the income tax provision actually recorded is primarily due to the temporary differences we did not benefit from during the period due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.

7. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
North America	$57,027	$50,219	$113,068	$98,538
United States	53,730	47,234	106,534	92,564
Other	3,297	2,985	6,534	5,974
Latin America	1,096	786	2,112	1,595
Asia-Pacific	4,850	4,503	9,505	8,990
EMEA	15,398	13,144	31,660	25,738

	$78,371	$68,652	$156,345	$134,861

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

We were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Wetro Lan for the patents in the lawsuit. As a result, we expect that the lawsuit will be dismissed with prejudice and we will not pay any fees associated with the settlement and license.

On June 3, 2015, Verifire Network Solutions, LLC (“Verifire”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Verifire Network Solutions, LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-928, alleging that certain of our products infringe U.S. Pat. No. 8,463,727. We were notified by RPX that it had entered into a settlement and license agreement with Verifire for the patents in the lawsuit. As a result, the lawsuit was dismissed with prejudice on September 21, 2015 and we did not pay any fees associated with the settlement and license.

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

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net income (loss)	$(2,239)	$738	$(6,071)	$889

Weighted-average shares used to compute net income (loss) per share, basic	53,270	51,667	53,133	51,412
Dilutive shares from stock options and RSUs	—	2,076	—	2,263

Weighted-average shares used to compute net income (loss) per share, diluted	53,270	53,743	53,133	53,675

Net income (loss) per share, basic	$(0.04)	$0.01	$(0.11)	$0.02
Net income (loss) per share, diluted	$(0.04)	$0.01	$(0.11)	$0.02

10. Subsequent Events

Acquisition

On September 23, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Intronis, Inc., a Delaware corporation (“Intronis”), Igloo Merger Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and certain other parties, pursuant to which Merger Sub will merge with and into Intronis, and Intronis will continue to exist as a wholly-owned subsidiary of the Company. Under the terms of the Merger Agreement, we will pay $65.0 million in cash (the “Purchase Price”) for the transaction subject to certain adjustments set forth in the Merger Agreement, which we expect to finance through available cash and cash equivalents. The Merger Agreement provides that $7.0 million of the Purchase Price will be held in escrow by us as partial security for the indemnification obligations of the equityholders of Intronis. The transaction is expected to close in the third quarter of fiscal 2016 and is subject to customary closing conditions, including, among others the delivery of certain third party consents, employment agreements and non-competition agreements and the approval of Intronis’ stockholders. Additionally, each of the Company, Merger Sub and Intronis has made customary representations, warranties and covenants in the Merger Agreement.

Stock Repurchase Program

In September 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities.

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

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. As such, renewal rates from subscriptions are an important indicator of our future gross billings and revenue, and, on a dollars basis, were 95% and 94% for the three and six months ended August 31, 2015, respectively, and 96% and 95% for the three and six months ended August 31, 2014, respectively.

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

In addition to our cross-sell efforts, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets. Our future success will depend in part on our ability to continue to timely identify these higher-growth segments and expand our sales within them. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.

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

The following table presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Gross billings	$98,445	$89,035	$192,719	$176,635
Year-over-year percentage increase	11%		9%
Year-over-year percentage increase on a constant currency basis (1)	14%		13%
Adjusted EBITDA	$17,655	$19,980	$33,446	$39,407
Adjusted EBITDA as a percentage of total revenue	23%	29%	21%	29%
Free cash flow	$21,130	$13,679	$26,442	$17,882
Free cash flow as a percentage of total revenue	27%	20%	17%	13%
Active subscribers at period end	261,613	225,600	261,613	225,600

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2014, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Total revenue	$78,371	$68,652	$156,345	$134,861
Total deferred revenue, end of period (1)	389,835	342,663	389,835	342,663
Less: total deferred revenue, beginning of period (1)	(381,003)	(328,488)	(372,862)	(313,157)
Add: deferred revenue adjustments	11,242	6,208	19,401	12,268

Total change in deferred revenue and adjustments	20,074	20,383	36,374	41,774

Gross billings	$98,445	$89,035	$192,719	$176,635

Year-over-year percentage increase	11%		9%
Year-over-year percentage increase on a constant currency basis (2)	14%		13%

(1)	The balances for the periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C Systems Limited (“C2C”), which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2014, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and six months ended August 31, 2015, gross billings increased 11% and 9%, respectively, over the prior year’s comparative periods. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. The year-over-year growth rates were impacted by underperformance in our EMEA region, where sales cycles for larger transactions lengthened and buying decisions were delayed. Furthermore, we experienced a slowdown in our storage business thus far in fiscal 2016. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) to adjusted EBITDA (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net income (loss)	$(2,239)	$738	$(6,071)	$889
Total deferred revenue, end of period (1)	389,835	342,663	389,835	342,663
Less: total deferred revenue, beginning of period (1)	(381,003)	(328,488)	(372,862)	(313,157)
Less: total deferred costs, end of period	(60,214)	(54,582)	(60,214)	(54,582)
Total deferred costs, beginning of period	59,255	52,549	57,936	50,279
Other expense (income), net	(97)	681	471	738
Provision for (benefit from) income taxes	2,030	(292)	4,472	308
Depreciation and amortization expense (2)	2,295	2,335	4,469	4,422
Stock-based compensation expense	7,166	3,736	13,710	6,818
Acquisition and other non-recurring charges (3)	627	640	1,700	1,029

Adjusted EBITDA	$17,655	$19,980	$33,446	$39,407

Adjusted EBITDA as a percentage of total revenue	23%	29%	21%	29%

(1)	The balances for the periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C, which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Adjusted EBITDA decreased to $17.7 million in the three months ended August 31, 2015 from $20.0 million in the three months ended August 31, 2014, and $33.4 million in the six months ended August 31, 2015 from $39.4 million in the six months ended August 31, 2014. The fluctuations in adjusted EBITDA from period to period were primarily driven by the decreased growth rate of our gross billings and our increased investments in research and development.

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

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Net cash provided by operating activities	$22,317	$15,475	$28,619	$20,882
Less: purchases of property and equipment	(1,567)	(2,186)	(3,443)	(3,775)
Acquisition and other non-recurring charges (1)	380	390	1,266	775

Free cash flow	$21,130	$13,679	$26,442	$17,882

Free cash flow as a percentage of total revenue	27%	20%	17%	13%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Free cash flow increased to $21.1 million in the three months ended August 31, 2015 from $13.7 million in the three months ended August 31, 2014. The increase in free cash flow was driven primarily by an increase of $6.8 million in cash generated from operating activities and a decrease of $0.6 million in purchases of property and equipment for the three months ended August 31, 2015. Free cash flow increased to $26.4 million in the six months ended August 31, 2015 from $17.9 million in the six months ended August 31, 2014. The increase in free cash flow was driven primarily by an increase of $7.7 million in cash generated from operating activities and a decrease of $0.3 million in purchases of property and equipment for the six months ended August 31, 2015. Furthermore, during the six months ended August 31, 2015, we had additional payments of $0.5 million for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of August 31, 2015 and 2014, we had 261,613 and 225,600 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract new and retain existing customers.

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

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Acquisition costs	$622	$588	$1,639	$960
Export compliance	5	52	61	69

Total	$627	$640	$1,700	$1,029

The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2015	2014	2015	2014
Acquisition costs	$372	$372	$1,202	$744
Export compliance	8	18	64	31

Total	$380	$390	$1,266	$775

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms range from one to five years, the substantial majority of which are for one-year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Results of Operations

Comparison of the Three Months Ended August 31, 2015 and 2014

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended August 31,
	2015	% of Total Revenue	2014	% of Total Revenue	Change
Revenue:
Appliance	$22,288	28%	$20,676	30%	$1,612
Subscription	56,083	72	47,976	70	8,107

Total revenue	78,371	100	68,652	100	9,719
Cost of revenue	15,935	20	14,044	20	1,891

Gross profit	62,436	80	54,608	80	7,828
Operating expenses:
Research and development	17,502	22	13,826	20	3,676
Sales and marketing	34,470	44	31,031	45	3,439
General and administrative	10,770	14	8,624	13	2,146

Total operating expenses	62,742	80	53,481	78	9,261

Income (loss) from operations	(306)	—	1,127	2	(1,433)
Other income (expense), net	97	—	(681)	(1)	778

Income (loss) before income taxes	(209)	—	446	1	(655)
Benefit from (provision for) income taxes	(2,030)	(3)	292	—	(2,322)

Net income (loss)	$(2,239)	(3)%	$738	1%	$(2,977)

Revenue

Total revenue increased $9.7 million, or 14%, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. Subscription revenue increased by $8.1 million, or 17%, primarily due to an increase in active subscribers during the period of 36,013, or 16%, from 225,600 active subscribers as of August 31, 2014 to 261,613 active subscribers as of August 31, 2015. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $1.6 million, or 8%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased $1.9 million, or 13%, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin remained consistent for the three months ended August 31, 2015 compared to the three months ended August 31, 2014. Additionally, our gross margin is impacted by product mix and the timing of investments in our cloud-based infrastructure and our technical support.

Operating Expenses

Research and development expense increased $3.7 million, or 27%, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to increases of $1.9 million in compensation and personnel related costs, primarily attributable to an 11% increase in research and development headcount, $1.1 million in stock-based compensation expense, $0.3 million in IT-related infrastructure expenses and $0.2 million in license and service fees. As a percentage of total revenue, research and development expense slightly increased from prior year’s comparable period as we continued to invest to innovate and improve the functionality of our solutions.

Sales and marketing expense increased $3.4 million, or 11%, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to increases of $2.5 million in compensation and personnel related costs, primarily attributable to a 14% increase in sales and marketing headcount, $0.8 million in stock-based compensation expense, $0.4 million in marketing expenses, primarily attributable to increases in search engine marketing services, media advertising and partner and event sponsorship costs, and $0.1 million in IT-related infrastructure expenses, partially offset by decreases of $0.4 million in consulting costs and $0.2 million in amortization expense from certain acquisition-related intangible assets becoming fully amortized during fiscal 2015. As a percentage of total revenue, sales and marketing expense remained relatively consistent for the comparable period.

General and administrative expense increased $2.1 million, or 25%, for the three months ended August 31, 2015 compared to the three months ended August 31, 2014, primarily due to increases of $1.3 million in stock-based compensation expense, $0.3 million in legal, compliance and consulting costs, $0.2 million in equipment and software expense, $0.1 million in compensation and personnel related costs, primarily attributable to an 1% increase in general and administrative headcount, $0.1 million in depreciation expense and $0.1 million in bad debt expense. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable period.

Other Income (Expense), Net

The change in other income (expense), net was primarily due to net foreign exchange gains of $0.1 million in the three months ended August 31, 2015 compared to net foreign exchange losses of $0.6 million in the three months ended August 31, 2014.

Benefit from (Provision for) Income Taxes

We recorded an income tax provision of $2.0 million for the three months ended August 31, 2015. The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the three months ended August 31, 2015 and the income tax provision actually recorded is primarily due to the temporary differences we did not benefit from during the period due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended August 31, 2014, we recorded an income tax benefit of $0.3 million.

Comparison of the Six Months Ended August 31, 2015 and 2014

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Six Months Ended August 31,
	2015	% of Total Revenue	2014	% of Total Revenue	Change
Revenue:
Appliance	$45,970	29%	$41,512	31%	$4,458
Subscription	110,375	71	93,349	69	17,026

Total revenue	156,345	100	134,861	100	21,484
Cost of revenue	31,901	20	28,450	21	3,451

Gross profit	124,444	80	106,411	79	18,033
Operating expenses:
Research and development	35,502	23	26,778	20	8,724
Sales and marketing	68,602	44	60,510	45	8,092
General and administrative	21,468	14	17,188	13	4,280

Total operating expenses	125,572	81	104,476	78	21,096

Income (loss) from operations	(1,128)	(1)	1,935	1	(3,063)
Other expense, net	(471)	—	(738)	—	267

Income (loss) before income taxes	(1,599)	(1)	1,197	1	(2,796)
Provision for income taxes	(4,472)	(3)	(308)	—	(4,164)

Net income (loss)	$(6,071)	(4)%	$889	1%	$(6,960)

Revenue

Total revenue increased $21.5 million, or 16%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014. Subscription revenue increased by $17.0 million, or 18%, primarily due to an increase in active subscribers during the period of 36,013, or 16%, from 225,600 active subscribers as of August 31, 2014 to 261,613 active subscribers as of August 31, 2015. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue increased by $4.5 million, or 11%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.5 million, or 12%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin remained consistent for the six months ended August 31, 2015 compared to the six months ended August 31, 2014.

Operating Expenses

Research and development expense increased $8.7 million, or 33%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014, primarily due to increases of $4.7 million in compensation and personnel related costs primarily attributable to an 11% increase in research and development headcount, $2.2 million in stock-based compensation expense, $0.8 million in IT-related infrastructure expenses, $0.3 million in travel and other related costs, $0.2 million in internal use development equipment and service, $0.2 million in license and service fees and $0.1 million in consulting costs. As a percentage of total revenue, research and development expense increased from prior year’s comparable period as we continued to invest to innovate and improve the functionality of our solutions.

Sales and marketing expense increased $8.1 million, or 13%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014, primarily due to increases of $4.0 million in compensation and personnel related costs, primarily attributable to a 14% increase in sales and marketing headcount, $2.2 million in marketing expenses, primarily attributable to increases in search engine marketing services, media advertising and partner and event sponsorship costs, $1.8 million in stock-based compensation expense and $0.5 million in IT-related infrastructure expenses, partially offset by a decrease of $0.6 million in consulting costs. As a percentage of total revenue, sales and marketing expense remained consistent for the comparable period.

General and administrative expense increased $4.3 million, or 25%, for the six months ended August 31, 2015 compared to the six months ended August 31, 2014, primarily due to increases of $2.6 million in stock-based compensation expense, $0.8 million in legal, compliance and consulting costs, $0.7 million in compensation and personnel related costs, primarily attributable to an 1% increase in general and administrative headcount, and $0.3 million in equipment and software expense. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable period.

Other Expense, Net

The change in other expense, net was primarily due to a decrease of $0.2 million in foreign exchange losses during the six months ended August 31, 2015 compared to the six months ended August 31, 2014.

Provision for Income Taxes

We recorded an income tax provision of $4.5 million for the six months ended August 31, 2015. The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the six months ended August 31, 2015 and the income tax provision actually recorded is primarily due to the temporary differences we did not benefit from during the period due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the six months ended August 31, 2014, we recorded an income tax provision of $0.3 million.

Liquidity and Capital Resources

	Six Months Ended August 31,
	2015	2014
	(in thousands)
Cash provided by operating activities	$28,619	$20,882
Cash used in investing activities	$(6,938)	$(9,166)
Cash provided by financing activities	$744	$9,056

As of August 31, 2015, we had cash and cash equivalents of $173.7 million, of which approximately $9.6 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $44.1 million as of August 31, 2015. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. On September 23, 2015, we entered into the Merger Agreement with Intronis pursuant to which we will pay $65.0 million in cash for the transaction subject to certain adjustments set forth in the Merger Agreement, $7.0 million of which will be held in escrow by us as partial security for the indemnification obligations of the equityholders of Intronis. We expect to finance through available cash and cash equivalents. The transaction is expected to close in the third quarter of fiscal 2016 and is subject to customary closing conditions.

Furthermore, we have available to us a $25.0 million credit facility with Silicon Valley Bank (“SVB”) that expires in November 2015, which includes an option to request an increase of the available funds under the credit facility to $50.0 million. The credit facility is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through August 31, 2015.

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

For the six months ended August 31, 2015, operating activities provided $28.6 million in cash primarily due to a positive change of $18.9 million in our net operating assets and liabilities and non-cash charges of $18.2 million related to stock-based compensation, depreciation and amortization expenses, partially offset by our consolidated net loss of $6.1 million and excess tax benefits from equity compensation plans of $3.3 million.

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

Cash used in investing activities of $6.9 million in the six months ended August 31, 2015 was primarily related to purchases of marketable securities of $14.2 million, property and equipment of $3.4 million, acquisition related payments of $0.7 million and investments of $0.4 million in non-marketable securities, partially offset by proceeds from the sale and maturity of certain marketable securities of $11.8 million.

Cash used in investing activities of $9.2 million in the six months ended August 31, 2014 was primarily related to our acquisition of C2C and acquisition related escrow payments of $4.8 million, purchases of property and equipment of $3.8 million and investments of $0.6 million in non-marketable securities.

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

For the six months ended August 31, 2015, financing activities provided $0.7 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $4.3 million and excess tax benefits from equity compensation plans of $3.3 million. These cash inflows were partially offset by tax payments related to $4.0 million of net share settlements of equity awards and payments of $2.5 million related to remittances to tax authorities for employee equity transactions.

For the six months ended August 31, 2014, financing activities provided $9.1 million in cash primarily from various equity related transactions, including proceeds from stock option exercises of $7.2 million and excess tax benefits from equity compensation plans of $4.3 million. These cash inflows were partially offset by tax payments related to $2.3 million of net share settlements of equity awards.

Contractual Obligations and Commitments

On September 23, 2015, we entered into the Merger Agreement with Intronis pursuant to which we will pay $65.0 million in cash for the transaction subject to certain adjustments set forth in the Merger Agreement, $7.0 million of which will be held in escrow by us as partial security for the indemnification obligations of the equityholders of Intronis. The transaction is expected to close in the third quarter of fiscal 2016 and is subject to customary closing conditions. Other than the foregoing, there have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of August 31, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 have not changed materially for the three and six months ended August 31, 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the three months ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. Pat. No. 6,795,918. We were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Wetro Lan for the patents in the lawsuit. As a result, we expect that the lawsuit will be dismissed with prejudice and we will not pay any fees associated with the settlement and license.

On June 3, 2015, Verifire Network Solutions, LLC (“Verifire”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Verifire Network Solutions, LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-928, alleging that certain of our products infringe U.S. Pat. No. 8,463,727. We were notified by RPX that it had entered into a settlement and license agreement with Verifire for the patents in the lawsuit. As a result, the lawsuit was dismissed with prejudice on September 21, 2015 and we did not pay any fees associated with the settlement and license.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, before making a decision to invest in our common stock.

Risks Related to Our Business and Our Industry

If we are unable to increase sales of our solutions to new customers and sell additional distinct solutions from our portfolio of solutions to our existing customers, our future revenue and operating results will be harmed.

Our future success depends on our ability to increase sales of our solutions to new customers as well as to increase sales of additional solutions to our existing customers. The rate at which new and existing customers purchase solutions depends on a number of factors, including certain factors outside of our control, such as customers’ perceived need for security and storage solutions and general economic conditions. If our efforts to sell our solutions to new customers and additional solutions to our existing customers are not successful, our business and operating results may suffer.

A substantial majority of our billings in any particular period are derived from sales to customers with whom we began to engage during that same period and therefore our sales and the size and time to close the deals may vary from period to period and be difficult to predict. Given this unpredictability, we may be unable to accurately forecast our sales in any given period. A failure to accurately predict the level of demand for our solutions may adversely impact our future revenue and operating results, and we are unlikely to forecast such effects with any certainty in advance.

We rely significantly on revenue from subscriptions, which may decline, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our operating results.

Our subscription revenue accounted for 71% and 70% of our total revenue for the six months ended August 31, 2015 and fiscal 2015. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which typically ranges from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, the timeliness and success of solution and enhancement introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the three and six months ended August 31, 2014, we experienced net losses on a GAAP basis for the three and six months ended August 31, 2015 and fiscal 2015, 2014 and 2013. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions. We also expect to continue to invest for future growth.

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

If we cannot successfully execute on our strategy and continue to develop, manufacture and market solutions that respond promptly to the security and storage needs of our customers, our business and operating results may suffer.

The security and storage markets are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business models, which require them to develop and manage increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our historical success has been based on our ability to identify common customer needs and design solutions to address complex IT problems in an organization’s threat vectors including email, web browsing, mobile devices and remote access. Furthermore, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets. To the extent we are unable to continue to identify common IT challenges and execute our business model to timely and effectively design and market solutions to address these challenges, as well as to continue to expand our sales to higher-growth segments within the security and storage markets, our business, operating results and financial condition will be adversely affected.

Additionally, the process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs, particularly in the higher-growth segments within the security and storage markets, and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or enhancements could fail to attain sufficient market acceptance for many reasons, including:

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

There can be no assurance that we will successfully identify new opportunities, develop and bring new solutions to market on a timely basis or achieve market acceptance of our solutions, or that solutions and technologies developed by others will not render our solutions or technologies obsolete or noncompetitive, all of which could adversely affect our business and operating results. If our new solutions or enhancements do not achieve adequate acceptance in the market, or if our new solutions or enhancements do not result in increased subscriptions, our competitive position will be impaired, our revenue will be diminished and the negative impact on our operating results may be particularly acute because of the upfront research, development, marketing, sales and other expenses we incurred in connection with the new solutions or enhancements.

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

Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	the timing and success of introductions of our new solutions;

•	changes in the growth rate of the security and storage markets;

•	changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the size of orders and the time it takes to close larger orders;

•	the timing of orders from our customers;

•	the timing of our marketing expenditures;

•	the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the budgeting cycles and purchasing priorities of our customers;

•	the timing of payments of sales commissions, bonuses or performance earnouts;

•	the timing and potential provision of valuation allowances against our deferred tax assets;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation or warranty claims, including our current voluntary disclosures to BIS as described in greater detail below;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;

•	disruption in our supply chain and the availability of the components of our appliances;

•	levels of solution returns, particularly in connection with our 30-day right to return;

•	the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•	increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies.

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

We believe that cost-effectively promoting and maintaining awareness and integrity of our company and our brand are vital to achieving widespread acceptance of our existing and future solutions and are important elements in attracting new customers and retaining our existing customers, particularly as we seek to expand internationally. We believe that the importance of brand recognition will increase as competition in our market further intensifies. We have invested and expect to continue to invest substantial resources to promote and maintain our brand and generate sales leads, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. For example, we use radio advertisements, signs and billboards in key locations such as airports where target customers often travel and vehicles wrapped in highly-visible branding. We also engage in activities such as promotional events and attending trade shows. Some of our existing and potential competitors have well-established brands with equal or greater recognition than we have. If our efforts to cost-effectively promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level that is commensurate with our marketing spend.

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

Many of our existing competitors have, and some of our potential competitors could have, substantial competitive advantages such as:

•	substantially greater financial, technical and other resources;

•	greater name recognition, stronger reputations and longer operating histories;

•	larger sales and marketing and customer support budgets and resources;

•	broader distribution and established relationships with distribution partners and customers;

•	lower labor and development costs;

•	larger and more mature intellectual property portfolios; and

•	greater resources to make acquisitions.

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

To remain competitive, we may be required to make substantial additional investments in research, development, marketing and sales in order to respond to competition, and there can be no assurance that these investments will achieve any returns for us or that we will be able to compete successfully in the future.

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

Substantially all of our sales orders are fulfilled by our channel partners, which include distributors and resellers. We depend upon our resellers to manage the customer sales process and to generate sales opportunities and our distributors to provide our solutions to our resellers. To the extent our distributors and resellers are unsuccessful in fulfilling our sales, managing the sales process or selling our solutions, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated distributors and resellers in each of the regions in which we sell our offerings, our ability to sell our solutions and operating results will be harmed. In order to support our growth strategy, we continue to expand our distributor and reseller network, both in the United States and internationally. If we are unable to successfully develop new distributor and reseller relationships, or if we experience reseller shifts between distributors or any channel conflict occurs, it could negatively impact our ability to meet our revenue and profitability goals.

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

We continue to increase the breadth and scope of our offerings and, correspondingly, the breadth and scope of our operations. To support this growth, and to manage any future growth effectively, we must continue to improve and expand our information technology and financial infrastructure, our operating and administrative systems and our ability to manage headcount, capital and processes in an efficient manner. We have incurred, and will continue to incur, expenses as we invest in international operations and infrastructure such as the expansion of our sales and marketing presence globally, the addition of higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally and investments in software systems and additional data center resources to keep pace with the growth in the cloud and cloud-based solutions markets. We continue to make significant incremental investments in product development, corporate infrastructure and broadened distribution, and we intend to continue to invest in development of our solutions, our infrastructure and sales and marketing. We have recognized, and are likely to continue to recognize, the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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

Sales outside of the United States represented 32% of our total revenue for both the six months ended August 31, 2015 and fiscal 2015. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.

Additionally, our international sales and operations are subject to a number of risks, including the following:

•	greater difficulty in enforcing contracts and accounts receivable collection and longer collection periods;

•	increased expenses incurred in establishing and maintaining office space and equipment for our international operations;

•	greater costs and expenses associated with international sales and operations;

•	management communication and integration problems resulting from cultural and geographic dispersion;

•	risks associated with trade restrictions and foreign legal requirements, including the importation, certification and localization of our solutions required in foreign countries;

•	greater risk of unexpected changes in regulatory practices, tariffs and tax laws and treaties;

•	the uncertainty of protection for intellectual property rights in some countries;

•	greater risk of a failure of foreign employees to comply with both U.S. and foreign laws, including export and antitrust regulations, the U.S. Foreign Corrupt Practices Act and any trade regulations ensuring fair trade practices;

•	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;

•	increased financial accounting and reporting burdens and complexities;

•	the potential for political unrest, terrorism, hostilities or war; and

•	multiple and possibly overlapping tax structures.

We have office locations in various international locations, including Austria, India and the United Kingdom. If we are unable to effectively manage a large and geographically dispersed group of employees or to anticipate our future growth and personnel needs, our business may be adversely affected. As we expand our business, we add complexity to our organization and must expand and adapt our operational infrastructure and effectively coordinate throughout our organization. As a result, we have incurred and expect to continue to incur additional expense related to our continued growth. In addition, the expansion of our existing international operations and entry into additional international markets have required and will continue to require significant management attention and financial resources.

Failure to manage any future growth effectively could harm our ability to gain future international revenues, result in increased costs, negatively impact our customers’ satisfaction with our solutions, and, consequently, materially impact our business, operating results and financial condition.

We are exposed to fluctuations in currency exchange rates, which could negatively affect our financial condition and operating results.

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, for both the six months ended August 31, 2015 and fiscal 2015, 32% of our total revenue was generated from sales to customers located outside of the United States. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

In addition, the occurrence of hardware or software errors which result in increased warranty or support claims could result in increased expenses or require us to maintain greater warranty reserves which would have an adverse effect on our business and financial performance.

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

We currently depend on a single source or a limited number of sources for certain components used in the manufacture of our solutions. We are therefore subject to the risk of shortages in supply of these components and the risk that component suppliers discontinue or modify components used in our solutions. If these suppliers were to discontinue production of a necessary part or component, we would be required to expend resources and time in locating and integrating replacement parts or components from another vendor. In addition, the introduction by component suppliers of new versions of their components, particularly if not anticipated by us, could require us to expend resources to incorporate these new components into our solutions. Our reliance on a single source or a limited number of suppliers involves a number of additional risks, including risks related to:

•	supplier capacity constraints;

•	price volatility;

•	timely delivery;

•	component quality;

•	failure of a key supplier to remain in business and adjust to market conditions;

•	delays in, or the inability to execute on, a supplier roadmap for components and technologies; and

•	natural disasters.

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

We use open source software in our solutions, and although we monitor our use of open source software to avoid subjecting our solutions to conditions we do not intend, the terms of many open source licenses have not been interpreted by U.S. or foreign courts. As a result, there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to commercialize our solutions. From time to time, we may face claims from third parties claiming ownership of, or demanding release of, the open source software or derivative works that we have developed using such software or otherwise seeking to enforce the terms of the applicable open source license. In such an event, we could be required to seek licenses from third parties to continue offering our solutions, to make our proprietary code generally available in source code form, to re-engineer our solutions or to discontinue the sale of our solutions if re-engineering could not be accomplished on a timely basis, any of which could adversely affect our business, operating results and financial condition.

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

As of August 31, 2015, we had 57 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of August 31, 2015, we had 27 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

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

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $18.63 to $46.78 through August 31, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of technology companies in general, and of companies in our industry;

•	actual or anticipated changes in our results of operations or fluctuations in our operating results;

•	whether our operating results meet the expectations of securities analysts or investors;

•	actual or anticipated changes in the expectations of investors or securities analysts;

•	actual or anticipated developments in our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	litigation or investigations involving us, our industry or both;

•	regulatory developments in the United States, foreign countries or both;

•	general economic conditions and trends;

•	major catastrophic events;

•	our stock repurchase program;

•	sales of large blocks of our stock; or

•	major changes in our board of directors or management or departures of key personnel.

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of August 31, 2015, there were 53,347,890 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

In addition, we have filed registration statements on Form S-8 to register all shares subject to outstanding options and restricted stock units or reserved for future issuance under our equity compensation plans. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

We cannot guarantee that we will repurchase our common stock pursuant to our recently announced stock repurchase program or that our stock repurchase program will enhance long-term stockholder value. Stock repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.

In September 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. In addition, repurchases of our common stock pursuant to our stock repurchase program could affect the market price of our common stock or increase its volatility. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our stock repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness.

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

a) Sale of Unregistered Securities

Not applicable.

b) Issuer Purchases of Equity Securities

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

BARRACUDA NETWORKS, INC.

Date: October 2, 2015	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 2, 2015	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.