Form 10-Q
period 2015-11-30
BARRACUDA NETWORKS INC
filed 2016-01-11
CIK 1348334

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

or

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

The number of shares outstanding of the registrant’s common stock outstanding as of December 31, 2015 was 53,102,128.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•	our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and storage solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	our ability to successfully integrate recent acquisitions and the effects of future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements;

•	the impact of our stock repurchase program; and

•	the future trading prices of our common stock.

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

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	As of November 30, 2015	As of February 28, 2015
Assets
Current assets:
Cash and cash equivalents	$117,073	$151,373
Marketable securities	36,783	40,754
Accounts receivable, net of allowance for doubtful accounts of $1,917 and $1,531 as of November 30, 2015 and February 28, 2015, respectively	42,261	40,725
Inventories, net	6,119	4,454
Prepaid income taxes	10,110	8,245
Deferred costs	31,847	30,221
Deferred income taxes	2,607	479
Other current assets	4,786	4,015

Total current assets	251,586	280,266
Property and equipment, net	31,845	27,839
Deferred costs, non-current	27,408	27,715
Deferred income taxes, non-current	374	443
Other non-current assets	7,978	4,123
Intangible assets, net	41,106	9,217
Goodwill	69,647	39,742

Total assets	$429,944	$389,345

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,231	$16,356
Accrued payroll and related benefits	12,766	11,656
Other accrued liabilities	24,089	12,465
Deferred revenue	226,625	209,904
Deferred income taxes	338	563
Note payable	264	252

Total current liabilities	279,313	251,196
Long-term liabilities:
Deferred revenue, non-current	165,045	163,253
Deferred income taxes, non-current	4,801	2,396
Note payable, non-current	4,184	4,383
Other long-term liabilities	7,139	7,201
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of November 30, 2015 and February 28, 2015	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 53,092,522 and 52,881,002 shares issued and outstanding as of November 30, 2015 and February 28, 2015, respectively	53	53
Additional paid-in capital	336,899	316,035
Accumulated other comprehensive loss	(3,582)	(4,233)
Accumulated deficit	(363,908)	(350,939)

Total stockholders’ deficit	(30,538)	(39,084)

Total liabilities and stockholders’ deficit	$429,944	$389,345

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Revenue:
Appliance	$21,655	$20,692	$67,625	$62,204
Subscription	58,432	49,715	168,807	143,064

Total revenue	80,087	70,407	236,432	205,268
Cost of revenue	18,352	14,438	50,253	42,888

Gross profit	61,735	55,969	186,179	162,380
Operating expenses:
Research and development	18,629	15,389	54,131	42,167
Sales and marketing	36,218	33,395	104,820	93,905
General and administrative	14,872	8,759	36,340	25,947

Total operating expenses	69,719	57,543	195,291	162,019

Income (loss) from operations	(7,984)	(1,574)	(9,112)	361
Other expense, net	(395)	(1,789)	(866)	(2,527)

Loss before income taxes	(8,379)	(3,363)	(9,978)	(2,166)
Benefit from income taxes	6,793	3,327	2,321	3,019

Net income (loss) (Note 9)	$(1,586)	$(36)	$(7,657)	$853

Net income (loss) per share:
Basic	$(0.03)	$—	$(0.14)	$0.02
Diluted	$(0.03)	$—	$(0.14)	$0.02
Weighted-average shares used to compute net income (loss) per share:
Basic	53,268	52,142	53,178	51,655
Diluted	53,268	52,142	53,178	53,785

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net income (loss)	$(1,586)	$(36)	$(7,657)	$853
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(710)	(964)	(386)	(1,539)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0, $5, $0 and $5)	(77)	8	1,045	8
Less: reclassification adjustment for net gains (losses) included in net income (loss) (net of tax effect of $3, $0, $5 and $0)	(6)	—	(8)	—

Net change	(83)	8	1,037	8

Other comprehensive income (loss)	(793)	(956)	651	(1,531)

Comprehensive loss	$(2,379)	$(992)	$(7,006)	$(678)

See accompanying notes.

BARRACUDA NETWORKS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended November 30,
	2015	2014
Operating activities
Net income (loss)	$(7,657)	$853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	7,927	6,540
Stock-based compensation expense	21,416	11,682
Excess tax benefits from equity compensation plans	(3,390)	(6,752)
Deferred income taxes	(3,927)	(10,197)
Other	894	204
Changes in operating assets and liabilities:
Accounts receivable, net	(1,073)	(12,785)
Inventories, net	(1,664)	507
Income taxes, net	883	3,140
Deferred costs	(1,497)	(6,088)
Other assets	(1,799)	(20)
Accounts payable	(1,677)	(404)
Accrued payroll and related benefits	3,721	303
Other liabilities	3,780	1,844
Deferred revenue	17,934	44,247

Net cash provided by operating activities	33,871	33,074
Investing activities
Purchase of marketable securities	(19,040)	(11,488)
Proceeds from the sale of marketable securities	9,202	—
Proceeds from the maturity of marketable securities	14,527	—
Purchase of investments in non-marketable equity and debt securities	(1,400)	(1,100)
Purchase of property and equipment	(5,500)	(7,059)
Purchase of intangible assets	—	(38)
Business combinations, net of cash acquired	(56,862)	(4,791)

Net cash used in investing activities	(59,073)	(24,476)
Financing activities
Proceeds from issuance of common stock	4,712	12,560
Taxes paid related to net share settlement of equity awards	(5,969)	(3,854)
Excess tax benefits from equity compensation plans	3,390	6,752
Employee loans extended, net of repayment	(2,488)	771
Repayment of note payable	(221)	(177)
Repurchase of common stock	(8,000)	—
Other	(255)	—

Net cash provided by (used in) financing activities	(8,831)	16,052
Effect of exchange rate changes on cash and cash equivalents	(267)	(634)

Net increase (decrease) in cash and cash equivalents	(34,300)	24,016
Cash and cash equivalents at beginning of period	151,373	135,879

Cash and cash equivalents at end of period	$117,073	$159,895

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended November 30, 2015 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2015 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.

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

Foreign Currency

We have foreign subsidiaries that operate and sell our products and services in various countries and jurisdictions around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of November 30, 2015 and February 28, 2015 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other expense, net in the condensed consolidated statement of operations.

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. We recorded net losses resulting from foreign exchange transactions of $0.4 million and $0.9 million for the three and nine months ended November 30, 2015, respectively. We recorded net losses resulting from foreign exchange transactions of $1.7 million and $2.4 million for the three and nine months ended November 30, 2014, respectively.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if we elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. The standard is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.

In November 2015, the FASB issued an accounting standard to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as non-current in a classified statement of financial position, which would be a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We do not expect the adoption of this standard to have a material impact on our condensed consolidated financial statements.

In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of this standard to have an impact on our condensed consolidated financial statements.

In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively. We do not expect the adoption of this standard to have an impact on our condensed consolidated financial statements.

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

2. Balance Sheet Information

Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	As of November 30, 2015	As of February 28, 2015
Cash	$58,604	$97,187
Money market funds	58,469	54,186

	$117,073	$151,373

The following tables summarize our marketable securities by category (in thousands):

	As of November 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$2	$(5)	$4,843
Corporate debt securities	19,157	7	(19)	19,145
Equity securities	3,095	1,070	—	4,165
Foreign government bonds	207	—	(1)	206
Mortgage-backed securities	2,576	1	(12)	2,565
U.S. government agency securities	2,081	16	(25)	2,072
U.S. government notes	3,798	—	(11)	3,787

	$35,760	$1,096	$(73)	$36,783

	As of February 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$3	$(4)	$4,845
Corporate debt securities	21,241	17	(13)	21,245
Equity securities	1,211	37	(32)	1,216
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,716	4	(10)	2,710
U.S. government agency securities	7,310	8	(24)	7,294
U.S. government notes	3,242	1	—	3,243

	$40,767	$70	$(83)	$40,754

We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. Such realized gains and losses were insignificant for each of the three and nine months ended November 30, 2015 and 2014. We reflect these gains and losses as a component of other expense, net in the condensed consolidated statements of operations.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of November 30, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,833	$(5)	$—	$—	$2,833	$(5)
Corporate debt securities	11,180	(19)	—	—	11,180	(19)
Foreign government bonds	206	(1)	—	—	206	(1)
Mortgage-backed securities	1,576	(10)	207	(2)	1,783	(12)
U.S. government agency securities	906	(11)	621	(14)	1,527	(25)
U.S. government notes	3,090	(11)	—	—	3,090	(11)

	$19,791	$(57)	$828	$(16)	$20,619	$(73)

	As of February 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,385	$(4)	$—	$—	$2,385	$(4)
Corporate debt securities	11,346	(13)	—	—	11,346	(13)
Equity securities	978	(32)	—	—	978	(32)
Mortgage-backed securities	1,923	(10)	—	—	1,923	(10)
U.S. government agency securities	4,331	(24)	—	—	4,331	(24)

	$20,963	$(83)	$—	$—	$20,963	$(83)

We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of November 30, 2015, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of November 30, 2015
Due in 1 year	$13,700
Due in 1 year through 5 years	14,023
Due in 5 years through 10 years	729
Due after 10 years	4,166

$32,618

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

Balance as of February 28, 2015	$3,028
Acquisition addition	334
Total remeasurement recognized in earnings	205
Settlements	(100)

Balance as of November 30, 2015	$3,467

For the three and nine months ended November 30, 2015, the contingent consideration remeasurement was recognized within research and development and sales and marketing expenses in our condensed consolidated statement of operations.

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of November 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,469	$—	$—	$58,469
Marketable securities:
Asset-backed securities	$—	$4,843	$—	$4,843
Corporate debt securities	$—	$19,145	$—	$19,145
Equity securities	$4,165	$—	$—	$4,165
Foreign government bonds	$—	$206	$—	$206
Mortgage-backed securities	$—	$2,565	$—	$2,565
U.S. government agency securities	$—	$2,072	$—	$2,072
U.S. government notes	$—	$3,787	$—	$3,787
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,231	$1,231
Other long-term liabilities:
Contingent consideration	$—	$—	$2,236	$2,236

	As of February 28, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,186	$—	$—	$54,186
Marketable securities:
Asset-backed securities	$—	$4,845	$—	$4,845
Corporate debt securities	$—	$21,245	$—	$21,245
Equity securities	$1,216	$—	$—	$1,216
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,710	$—	$2,710
U.S. government agency securities	$—	$7,294	$—	$7,294
U.S. government notes	$—	$3,243	$—	$3,243
Derivative assets not designated (current):
Foreign exchange contracts	$—	$31	$—	$31
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,150	$1,150
Other long-term liabilities:
Contingent consideration	$—	$—	$1,878	$1,878

Inventories, Net

Inventories, net consisted of the following (in thousands):

	As of November 30, 2015	As of February 28, 2015
Raw materials	$3,237	$2,455
Finished goods	3,623	2,729
Reserves	(741)	(730)

	$6,119	$4,454

Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of November 30, 2015	As of February 28, 2015
Appliance	$42,314	$41,052
Commissions	16,941	16,884

	$59,255	$57,936

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of November 30, 2015	As of February 28, 2015
Land	$9,500	$9,354
Building	6,549	6,549
Computer hardware and software	24,038	17,860
Vehicles, machinery and equipment	4,992	3,546
Leasehold improvements	4,311	2,965

	49,390	40,274
Accumulated depreciation and amortization	(17,545)	(12,435)

	$31,845	$27,839

Depreciation and amortization expense related to property and equipment was $2.1 million and $5.4 million for the three and nine months ended November 30, 2015, respectively, and $1.4 million and $3.7 million for the three and nine months ended November 30, 2014, respectively.

Investments in Non-Marketable Equity Security

In the three months ended November 30, 2015, we invested approximately $1.0 million in stock of a privately-held company, which was accounted for under the cost method.

As of February 28, 2015, we have invested approximately $1.3 million in stock of a private company, which was accounted for under the equity method. We recognize our proportional share of earnings and losses of the investee in our financial statements and adjust the carrying amount of our investment accordingly. In August 2015, we acquired additional shares of stock in the privately-held company for approximately $0.4 million to maintain our approximately 24% ownership interest. For the three and nine months ended November 30, 2015, our proportionate share of the investee’s losses was $0.1 million and $0.3 million, respectively. For the three and nine months ended November 30, 2014, our proportionate share was not material. The investment is classified in other non-current assets in our condensed consolidated balance sheets.

Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (“AOCI”), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2015	$(4,225)	$(8)	$(4,233)
Other comprehensive income (loss) before reclassifications	(386)	1,045	659
Amounts reclassified from AOCI	—	(8)	(8)

Other comprehensive income (loss)	(386)	1,037	651

Balance as of November 30, 2015	$(4,611)	$1,029	$(3,582)

3. Acquisitions

Intronis, Inc.

In October 2015, we acquired Intronis, Inc. (“Intronis”), a leader in providing data protection solutions to managed service providers. We acquired all of the outstanding equity interests of Intronis for aggregate purchase consideration of $65.4 million in cash, subject to certain adjustments set forth in an Agreement and Plan of Merger. $7.0 million of the purchase consideration is being held back for potential indemnification obligations of the equityholders of Intronis.

We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$2,327
Accounts receivable	376
Other current assets	654
Property and equipment	4,203
Other non-current assets	750
Developed technology	21,500
Customer relationships	11,870
Trade name	300
Goodwill	29,989
Accounts payable	(685)
Accrued expenses	(1,149)
Deferred revenue (current)	(649)
Deferred tax liabilities	(4,046)

Total value of assets acquired and liabilities assumed	$65,440

The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized are related to the valuation of deferred income taxes and residual goodwill.

As of the acquisition date, Intronis’ developed technology, customer relationships and trade name had weighted-average useful lives of 7.0 years, 7.0 years and 4.0 years, respectively. The total weighted-average useful life of these acquired intangible assets is 7.0 years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. Goodwill is not expected to be deductible for income tax purposes.

Included in our results of operations for the nine months ended November 30, 2015 are $3.2 million and $0.7 million of revenue and net loss, respectively, attributable to Intronis since the acquisition.

The following unaudited pro forma information presents the combined results of operations of Barracuda and Intronis as if the acquisition had been completed on March 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma information includes (i) amortization associated with preliminary estimates for the acquired intangible assets; and (ii) the associated tax impact on these unaudited pro forma adjustments and certain changes in judgment of valuation allowance as a combined business. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purpose only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
	(in thousands)
Pro forma revenue	$82,726	$75,293	$250,237	$219,143
Pro forma net loss	$(7,206)	$(1,622)	$(15,962)	$(3,944)

Other

In July 2015, we completed an acquisition for total consideration of approximately $1.1 million, which included an estimated fair value for contingent consideration of $0.3 million. $0.7 million was allocated to intangible assets and $0.3 million to goodwill. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and is expected to be deductible for income tax purposes. As of the acquisition date, customer relationships and developed technology had weighted-average useful lives of 7.0 years and 1.0 years, respectively. The results of operations, since the acquisition date, and pro forma information were not material to our condensed consolidated results of operations for the three and nine months ended November 30, 2015.

4. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2015	$39,742
Goodwill acquired	30,325
Effect of foreign exchange rates	(420)

Balance as of November 30, 2015	$69,647

Intangible assets subject to amortization are summarized as follows (in thousands):

	As of November 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,309	$(24,405)	$25,904
Software license	400	(400)	—
Customer relationships	20,529	(6,645)	13,884
Patents	1,625	(1,197)	428
Trade name	819	(225)	594
Acquired developed software	200	(200)	—

	$73,882	$(33,072)	$40,810

	As of February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,799	$(22,987)	$5,812
Software license	400	(400)	—
Customer relationships	8,233	(6,032)	2,201
Patents	1,625	(1,058)	567
Trade name	513	(172)	341
Acquired developed software	200	(200)	—

	$39,770	$(30,849)	$8,921

In addition to the above, we maintained other intangible assets not subject to amortization of $0.3 million as of November 30, 2015 and February 28, 2015.

Amortization expense was $1.3 million and $2.5 million for the three and nine months ended November 30, 2015, respectively, and $0.8 million and $2.9 million for the three and nine months ended November 30, 2014, respectively.

As of November 30, 2015, amortization expense for intangible assets in future periods was as follows: $1.8 million for the remainder of fiscal 2016, $7.1 million for fiscal 2017, $6.8 million for fiscal 2018, $5.9 million for fiscal 2019, $5.6 million for fiscal 2020 and $13.6 million thereafter.

5. Stockholders’ Deficit

Stock-Based Compensation

Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Cost of revenue	$286	$121	$752	$246
Research and development	2,271	1,250	6,106	2,900
Sales and marketing	1,812	1,143	5,001	2,546
General and administrative	3,337	2,350	9,557	5,990

	$7,706	$4,864	$21,416	$11,682

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

As of November 30, 2015, net of forecasted forfeitures, there was $21.3 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.67 years and $52.2 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.19 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.

Our 2015 Employee Stock Purchase Plan (the “ESPP”) allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are approximately six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of November 30, 2015, we had reserved 750,000 shares of our common stock for issuance under the ESPP and all such shares remain available for future issuance.

Stock Repurchase Program

In September 2015, our board of directors authorized a stock repurchase program to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. The stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities.

The following table summarizes our common stock repurchases for the period presented (in thousands, except per share data):

Three Months Ended November 30, 2015
Total number of shares repurchased	430
Dollar amount of shares repurchased	$8,000
Average price paid per share	$18.60
Remaining amount authorized as of November 30, 2015	$42,000

For additional information, see “Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

6. Income Taxes

For the three and nine months ended November 30, 2015, we recorded income tax benefits of $6.8 million and $2.3 million, respectively. For the three and nine months ended November 30, 2014, we recorded income tax benefits of $3.3 million and $3.0 million, respectively.

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

The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the nine months ended November 30, 2015 and the income tax benefit actually recorded is primarily due to the release of a portion of our valuation allowance equal to the Intronis net purchase accounting deferred tax liability associated with the acquired intangible assets which provide a source of future taxable income supporting the recognition of our existing deferred tax assets, the increase to a net operating loss carryback related to the prior year offset by temporary differences we did not benefit from during the period due to our valuation allowance.

7. Segment Information

Our chief operating decision maker reviews the financial information presented on a consolidated basis for purposes of allocating resources and evaluating our financial performance. Accordingly, we have determined that we operate in a single reporting segment.

Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
North America	$59,537	$51,010	$172,605	$149,548
United States	56,302	47,995	162,836	140,559
Other	3,235	3,015	9,769	8,989
Latin America	1,030	869	3,142	2,464
Asia-Pacific	4,566	4,593	14,071	13,583
EMEA	14,954	13,935	46,614	39,673

	$80,087	$70,407	$236,432	$205,268

8. Commitments and Contingencies

Legal Matters

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. In May 2015, we agreed to a settlement with OFAC pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC. In November 2015, we agreed to a settlement with BIS pursuant to which we agreed to pay $1.5 million as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to BIS.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. Pat. No. 6,795,918. We were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Wetro Lan for the patents in the lawsuit. As a result, the lawsuit was dismissed with prejudice on November 11, 2015 and we did not pay any fees associated with the settlement and license.

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

9. Net Income (Loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net income (loss)	$(1,586)	$(36)	$(7,657)	$853

Weighted-average shares used to compute net income (loss) per share, basic	53,268	52,142	53,178	51,655
Dilutive shares from stock options and RSUs	—	—	—	2,130

Weighted-average shares used to compute net income (loss) per share, diluted	53,268	52,142	53,178	53,785

Net income (loss) per share, basic	$(0.03)	$—	$(0.14)	$0.02
Net income (loss) per share, diluted	$(0.03)	$—	$(0.14)	$0.02

10. Subsequent Event

In December 2015, we entered into an intellectual property settlement agreement (the “Agreement”), whereby we resolved all current and potential future claims between us and a third party. Under the terms of the Agreement, we agreed to make certain future settlement payments in exchange for a worldwide license for certain patents for the life of the patents, and related patents acquired within three years of the Agreement’s effective date; and a covenant not to sue for infringement of any such licensed patents.

We accounted for the Agreement as a multiple-element arrangement and allocated the fair value of the consideration to the identifiable elements based on their estimated fair values. We determined that the primary benefit of the arrangement is avoided litigation costs and the release of any potential past claims. $2.3 million was allocated to the resolution of any past claims and recorded as a legal settlement charge within general and administrative expense in the three months ended November 30, 2015.

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

In October 2015, we acquired Intronis, Inc. (“Intronis”) to increase our solution offerings for managed service providers (“MSPs”). The acquisition is expected to expand our channel reach with the addition of Intronis’ existing MSP customers and its purpose-built platform designed to streamline how MSPs service the data protection needs of their end-customers as well as our opportunity to add our security and data protection solutions to the Intronis platform.

We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. As such, renewal rates from subscriptions are an important indicator of our future gross billings and revenue, and, on a dollars basis, were 87% and 91% for the three and nine months ended November 30, 2015, respectively, and 95% for each of the three and nine months ended November 30, 2014.

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

The following table presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Gross billings	$89,008	$91,532	$281,727	$268,167
Year-over-year percentage change	(3)%		5%
Year-over-year percentage change on a constant currency basis (1)	(1)%		8%
Adjusted EBITDA	$10,648	$19,492	$44,094	$58,899
Adjusted EBITDA as a percentage of total revenue	13%	28%	19%	29%
Free cash flow	$3,663	$9,483	$30,105	$27,365
Free cash flow as a percentage of total revenue	5%	13%	13%	13%
Active subscribers at period end	269,467	234,955	269,467	234,955

(1)	In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2014, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings. We define gross billings as total revenue plus the change in deferred revenue and other adjustments which primarily reflect returns and reserves during a particular period. We use gross billings as a performance measurement, based on our business model of invoicing our customers at the time of sale of our solutions and recognizing revenue ratably over subsequent periods. Accordingly, we believe gross billings provide valuable insight into the sales of our solutions and the performance of our business. The gross billings we record in any period reflect sales to new customers plus renewals and additional sales to existing customers adjusted for returns, rebates and other offsets, which we do not expect to be recognized as revenue in future periods. In many cases, these returns, rebates and other offsets occur in periods different from the period of sale and are unrelated to the marketing efforts leading to the initial sale, and therefore by adjusting for such offsets, we believe our computation of gross billings better reflects the effectiveness of our sales and marketing efforts.

The following table reconciles total revenue to gross billings (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Total revenue	$80,087	$70,407	$236,432	$205,268
Total deferred revenue, end of period (1)	391,617	357,694	391,617	357,694
Less: total deferred revenue, beginning of period (1)	(389,835)	(342,663)	(372,862)	(313,157)
Add: deferred revenue adjustments	7,139	6,094	26,540	18,362

Total change in deferred revenue and adjustments	8,921	21,125	45,295	62,899

Gross billings	$89,008	$91,532	$281,727	$268,167

Year-over-year percentage change	(3)%		5%
Year-over-year percentage change on a constant currency basis (2)	(1)%		8%

(1)	The balances for the periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C Systems Limited (“C2C”), which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)

In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2014, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and nine months ended November 30, 2015, gross billings decreased 3% and increased 5%, respectively, over the prior year’s comparative periods. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three months ended November 30, 2015, the decrease is primarily impacted by continued weakness in our EMEA region and in our storage business. Additionally, we have seen a shift in the customer environment, which has impacted year-over-year growth rates, as customers move from on-premises to virtual and cloud offerings and MSPs. These trends have led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluate their long-term strategies. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.

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

The following table reconciles net income (loss) to adjusted EBITDA (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net income (loss)	$(1,586)	$(36)	$(7,657)	$853
Total deferred revenue, end of period (1)	391,617	357,694	391,617	357,694
Less: total deferred revenue, beginning of period (1)	(389,835)	(342,663)	(372,862)	(313,157)
Less: total deferred costs, end of period	(59,255)	(56,114)	(59,255)	(56,114)
Total deferred costs, beginning of period	60,214	54,582	57,936	50,279
Other expense, net	395	1,789	866	2,527
Benefit from income taxes	(6,793)	(3,327)	(2,321)	(3,019)
Depreciation and amortization expense (2)	3,458	2,118	7,927	6,540
Stock-based compensation expense	7,706	4,864	21,416	11,682
Acquisition and other non-recurring charges (3)	4,727	585	6,427	1,614

Adjusted EBITDA	$10,648	$19,492	$44,094	$58,899

Adjusted EBITDA as a percentage of total revenue	13%	28%	19%	29%

(1)	The balances for the periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C, which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.
(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal of long-lived assets.
(3)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Adjusted EBITDA decreased to $10.6 million in the three months ended November 30, 2015 from $19.5 million in the three months ended November 30, 2014, and $44.1 million in the nine months ended November 30, 2015 from $58.9 million in the nine months ended November 30, 2014. The decreases in adjusted EBITDA from period to period were primarily driven by lower deferred revenue growth of $13.2 million and $25.8 million for the respective three and nine month comparable periods.

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

The following table reconciles cash provided by operating activities to free cash flow (dollars in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Net cash provided by operating activities	$5,252	$12,192	$33,871	$33,074
Less: purchases of property and equipment	(2,057)	(3,284)	(5,500)	(7,059)
Acquisition and other non-recurring charges (1)	468	575	1,734	1,350

Free cash flow	$3,663	$9,483	$30,105	$27,365

Free cash flow as a percentage of total revenue	5%	13%	13%	13%

(1)	In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the “Acquisition and Other Non-Recurring Charges” section below for additional details regarding these charges.

Free cash flow decreased to $3.7 million in the three months ended November 30, 2015 from $9.5 million in the three months ended November 30, 2014. The decrease in free cash flow was driven primarily by a decrease of $6.9 million in cash generated from operating activities, partially offset by a decrease of $1.2 million in purchases of property and equipment for the three months ended November 30, 2015. Free cash flow increased to $30.1 million in the nine months ended November 30, 2015 from $27.4 million in the nine months ended November 30, 2014. The increase in free cash flow was driven primarily by a decrease of $1.6 million in purchases of property and equipment for the nine months ended November 30, 2015.

Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of November 30, 2015 and 2014, we had 269,467 and 234,955 active subscribers, respectively. The increase in active subscribers over this period is primarily related to our ability to attract new and retain existing customers.

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

Intellectual property settlement. Intellectual property settlement costs represent the allocated charges for the resolution of any past claims and are classified as general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Acquisition costs	$929	$525	$2,568	$1,485
Export compliance	1,522	60	1,583	129
Intellectual property settlement	2,276	—	2,276	—

Total	$4,727	$585	$6,427	$1,614

The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2015	2014	2015	2014
Acquisition costs	$456	$569	$1,658	$1,313
Export compliance	12	6	76	37

Total	$468	$575	$1,734	$1,350

Components of Results of Operations

Revenue

We generate revenue from the sales of our appliances and subscriptions.

•	Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual license. We recognize appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•	Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software support and maintenance. Our subscription terms include monthly and annual terms ranging from one year to five years, the substantial majority of which are for one year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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

Results of Operations

Comparison of the Three Months Ended November 30, 2015 and 2014

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended November 30,
	2015	% of Total Revenue	2014	% of Total Revenue	Change
Revenue:
Appliance	$21,655	27%	$20,692	29%	$963
Subscription	58,432	73	49,715	71	8,717

Total revenue	80,087	100	70,407	100	9,680
Cost of revenue	18,352	23	14,438	21	3,914

Gross profit	61,735	77	55,969	79	5,766
Operating expenses:
Research and development	18,629	23	15,389	22	3,240
Sales and marketing	36,218	45	33,395	47	2,823
General and administrative	14,872	19	8,759	12	6,113

Total operating expenses	69,719	87	57,543	81	12,176

Loss from operations	(7,984)	(10)	(1,574)	(2)	(6,410)
Other expense, net	(395)	—	(1,789)	(3)	1,394

Loss before income taxes	(8,379)	(10)	(3,363)	(5)	(5,016)
Benefit from income taxes	6,793	8	3,327	5	3,466

Net loss	$(1,586)	(2)%	$(36)	—%	$(1,550)

Revenue

Total revenue increased $9.7 million, or 14%, for the three months ended November 30, 2015 compared to the three months ended November 30, 2014. Subscription revenue increased by $8.7 million, or 18%, primarily due to an increase in active subscribers during the period of 34,512, or 15%, from 234,955 active subscribers as of November 30, 2014 to 269,467 active subscribers as of November 30, 2015. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue increased by $1.0 million, or 5%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased $3.9 million, or 27%, for the three months ended November 30, 2015 compared to the three months ended November 30, 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin decreased to 77% for the three months ended November 30, 2015 from 79% for the three months ended November 30, 2014 primarily due to product mix shift and increased amortization of intangible assets and depreciation expenses. Additionally, our gross margin is impacted by the timing of investments in our cloud-based infrastructure and our technical support.

Operating Expenses

Research and development expense increased $3.2 million, or 21%, for the three months ended November 30, 2015 compared to the three months ended November 30, 2014, primarily due to increases of $1.4 million in compensation and personnel related costs, primarily attributable to our acquisition of Intronis in October 2015 and higher compensation rates, $1.0 million in stock-based compensation expense, $0.5 million in consulting fees and $0.1 million in IT-related infrastructure expenses. As a percentage of total revenue, research and development expense remained relatively consistent for the comparable period.

Sales and marketing expense increased $2.8 million, or 8%, for the three months ended November 30, 2015 compared to the three months ended November 30, 2014, primarily due to increases of $2.2 million in compensation and personnel related costs, primarily attributable to a 13% increase in sales and marketing headcount and our acquisition of Intronis in October 2015, $0.7 million in stock-based compensation expense, $0.2 million in amortization expense, $0.1 million in depreciation expense and $0.1 million in IT-related infrastructure expenses, partially offset by decreases of $0.5 million in marketing and channel partner program expenses, primarily attributable to decreases in outdoor advertising and event and trade show costs, and $0.1 million in consulting costs. As a percentage of total revenue, sales and marketing expense remained relatively consistent for the comparable period.

General and administrative expense increased $6.1 million, or 70%, for the three months ended November 30, 2015 compared to the three months ended November 30, 2014, primarily due to increases of $3.9 million in legal, compliance and consulting costs, primarily attributable to the $2.3 million settlement charge for intellectual property (“IP”) matters and the $1.5 million settlement with the U.S. Commerce Department, Bureau of Industry and Security (“BIS”) related to our voluntary disclosures regarding potential export control violations, $1.0 million in stock-based compensation expense, $0.6 million in compensation and personnel related costs, primarily attributable to a 5% increase in general and administrative headcount, $0.2 million in equipment and software expense, $0.2 million in bad debt expense and $0.1 million in depreciation expense. As a percentage of total revenue, general and administrative expense increased for the comparable period, primarily due to the IP and BIS settlement charges.

Other Expense, Net

The change in other expense, net was primarily due to a decrease in net foreign exchange losses of $1.3 million during the three months ended November 30, 2015 compared to the three months ended November 30, 2014.

Benefit from Income Taxes

We recorded an income tax benefit of $6.8 million for the three months ended November 30, 2015. The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the three months ended November 30, 2015 and the income tax benefit actually recorded is primarily due to the release of a portion of our valuation allowance equal to the Intronis net purchase accounting deferred tax liability associated with the acquired intangible assets which provide a source of future taxable income supporting the recognition of our existing deferred tax assets, the increase to a net operating loss carryback related to the prior year offset by temporary differences we did not benefit from during the period due to our valuation allowance. For the three months ended November 30, 2014, we recorded an income tax benefit of $3.3 million.

Comparison of the Nine Months Ended November 30, 2015 and 2014

The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Nine Months Ended November 30,
	2015	% of Total Revenue	2014	% of Total Revenue	Change
Revenue:
Appliance	$67,625	29%	$62,204	30%	$5,421
Subscription	168,807	71	143,064	70	25,743

Total revenue	236,432	100	205,268	100	31,164
Cost of revenue	50,253	21	42,888	21	7,365

Gross profit	186,179	79	162,380	79	23,799
Operating expenses:
Research and development	54,131	23	42,167	20	11,964
Sales and marketing	104,820	45	93,905	46	10,915
General and administrative	36,340	15	25,947	13	10,393

Total operating expenses	195,291	83	162,019	79	33,272

Income (loss) from operations	(9,112)	(4)	361	—	(9,473)
Other expense, net	(866)	—	(2,527)	(1)	1,661

Loss before income taxes	(9,978)	(4)	(2,166)	(1)	(7,812)
Benefit from income taxes	2,321	1	3,019	1	(698)

Net income (loss)	$(7,657)	(3)%	$853	—%	$(8,510)

Revenue

Total revenue increased $31.2 million, or 15%, for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014. Subscription revenue increased by $25.7 million, or 18%, primarily due to an increase in active subscribers during the period of 34,512, or 15%, from 234,955 active subscribers as of November 30, 2014 to 269,467 active subscribers as of November 30, 2015. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue increased by $5.4 million, or 9%, primarily due to increased demand for our solutions.

Cost of Revenue and Gross Margin

Cost of revenue increased $7.4 million, or 17%, for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin remained consistent for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

Operating Expenses

Research and development expense increased $12.0 million, or 28%, for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014, primarily due to increases of $6.1 million in compensation and personnel related costs primarily attributable to our acquisition of Intronis in October 2015, a 12% increase in the average research and development headcount and higher compensation rates, $3.2 million in stock-based compensation expense, $0.9 million in IT-related infrastructure expenses, $0.6 million in consulting costs, $0.3 million in travel and other related costs, $0.2 million in internal use development equipment and service and $0.2 million in license and service fees. As a percentage of total revenue, research and development expense increased from prior year’s comparable period as we continued to invest to innovate and improve the functionality of our solutions.

Sales and marketing expense increased $10.9 million, or 12%, for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014, primarily due to increases of $6.2 million in compensation and personnel related costs, primarily attributable to a 13% increase in sales and marketing headcount and our acquisition of Intronis in October 2015, $2.5 million in stock-based compensation expense, $1.7 million in marketing and channel partner program expenses, primarily attributable to increases in search engine marketing services, media advertising, channel partner advertising programs and sponsorship costs, $0.7 million in IT-related infrastructure expenses and $0.2 million in license and service fees, partially offset by decreases of $0.7 million in consulting costs and $0.2 million in amortization expense from certain acquisition-related intangible assets becoming fully amortized during fiscal 2015. As a percentage of total revenue, sales and marketing expense remained relatively consistent for the comparable period.

General and administrative expense increased $10.4 million, or 40%, for the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014, primarily due to increases of $4.6 million in legal, compliance and consulting costs, which included the $2.3 million settlement charge for IP matters and the $1.5 million settlement with BIS, $3.6 million in stock-based compensation expense, $1.3 million in compensation and personnel related costs, primarily attributable to a 5% increase in general and administrative headcount, $0.6 million in equipment and software expense and $0.3 million in depreciation expense. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable period.

Other Expense, Net

The change in other expense, net was primarily due to a decrease of $1.5 million in net foreign exchange losses during the nine months ended November 30, 2015 compared to the nine months ended November 30, 2014.

Benefit from Income Taxes

We recorded an income tax benefit of $2.3 million for the nine months ended November 30, 2015. The difference between the income tax benefit that would be derived by applying the statutory rate to our before tax loss for the nine months ended November 30, 2015 and the income tax benefit actually recorded is primarily due to the release of a portion of our valuation allowance equal to the Intronis net purchase accounting deferred tax liability associated with the acquired intangible assets which provide a source of future taxable income supporting the recognition of our existing deferred tax assets, the increase to a net operating loss carryback related to the prior year offset by temporary differences we did not benefit from during the period due to our valuation allowance. For the nine months ended November 30, 2014, we recorded an income tax benefit of $3.0 million.

Liquidity and Capital Resources

	Nine Months Ended November 30,
	2015	2014
	(in thousands)
Cash provided by operating activities	$33,871	$33,074
Cash used in investing activities	$(59,073)	$(24,476)
Cash provided by (used in) financing activities	$(8,831)	$16,052

As of November 30, 2015, we had cash and cash equivalents of $117.1 million, of which approximately $9.3 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $36.8 million as of November 30, 2015. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. During the third quarter of fiscal 2016, we acquired Intronis and paid cash consideration of $58.4 million and held back $7.0 million for potential indemnification obligations of the equityholders of Intronis. The total purchase consideration is subject to certain adjustments set forth in the Merger Agreement.

Furthermore, we renewed our $25.0 million credit facility with Silicon Valley Bank (“SVB”) to expire in November 2016. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through November 30, 2015.

We believe that our existing cash, cash equivalents and short-term marketable securities, our available credit facility and cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any principal and interest payments on notes payable and repurchases of our common stock, for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

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

For the nine months ended November 30, 2015, operating activities provided $33.9 million in cash primarily due to a positive change of $18.6 million in our net operating assets and liabilities and non-cash charges of $29.3 million related to stock-based compensation, depreciation and amortization expenses, partially offset by our net loss of $7.7 million, non-cash adjustments for deferred income taxes of $3.9 million and excess tax benefits from equity compensation plans of $3.4 million.

For the nine months ended November 30, 2014, operating activities provided $33.1 million in cash primarily due to a positive change of $30.7 million in our net operating assets and liabilities, non-cash charges of $1.5 million and net income of $0.9 million.

Investing Activities

Our investing activities generally consist of transactions related to marketable and non-marketable securities, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.

Cash used in investing activities of $59.1 million in the nine months ended November 30, 2015 was primarily related to our acquisition of Intronis and other acquisition related payments of $56.9 million, purchases of marketable securities of $19.0 million, property and equipment of $5.5 million and investments of $1.4 million in non-marketable securities, partially offset by proceeds from the sale and maturity of certain marketable securities of $23.7 million.

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

For the nine months ended November 30, 2015, cash used in financing activities of $8.8 million was primarily related to repurchases of our common stock of $8.0 million, tax payments related to $6.0 million of net share settlements of equity awards and payments of $2.5 million related to remittances to tax authorities for employee equity transactions. These cash outflows were partially offset by proceeds from stock option exercises of $4.7 million and excess tax benefits from equity compensation plans of $3.4 million.

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

Contractual Obligations and Commitments

As part of the Intronis acquisition, the cash purchase consideration is subject to certain adjustments set forth in the Merger Agreement and included a 7.0 million holdback amount for potential indemnification obligations of the equityholders of Intronis. Other than the foregoing, there have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2015.

Off-Balance Sheet Arrangements

As of November 30, 2015, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2015 have not changed materially for the three and nine months ended November 30, 2015.

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

Changes in Internal Control over Financial Reporting

In October 2015, we completed the acquisition of Intronis, Inc. (“Intronis”). We are in the process of integrating Intronis into our systems and control environment as of November 30, 2015. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this integration. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the three months ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Export Compliance

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security (“BIS”), and to the U.S. Treasury Department, Office of Foreign Assets Control (“OFAC”). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. In May 2015, we agreed to a settlement with OFAC pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC. In November 2015, we agreed to a settlement with BIS pursuant to which we agreed to pay $1.5 million as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to BIS.

On January 23, 2015, Wetro Lan LLC (“Wetro Lan”) filed a lawsuit against us in the U.S. District Court for the Eastern District of Texas, Marshall Division, Wetro Lan LLC v. Barracuda Networks, Inc., Case No. 2:15-CV-46, alleging that certain of our products infringe U.S. Pat. No. 6,795,918. We were notified by RPX Corporation (“RPX”) that it had entered into a settlement and license agreement with Wetro Lan for the patents in the lawsuit. As a result, the lawsuit was dismissed with prejudice on November 11, 2015 and we did not pay any fees associated with the settlement and license.

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

Our subscription revenue accounted for 71% and 70% of our total revenue for the nine months ended November 30, 2015 and fiscal 2015. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which include monthly and annual terms ranging from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods. New or renewal subscriptions, or the average length of such subscriptions, may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, changes in customer deployment models, the timeliness and success of solution and enhancement introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of our solutions would not be reflected in full in our results of operations until future periods.

We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.

We have not been profitable on a quarterly or annual basis in recent periods and while we generated net income on a U.S. generally accepted accounting principles (“GAAP”) basis for the nine months ended November 30, 2014, we experienced net losses on a GAAP basis for the nine months ended November 30, 2015 and fiscal 2015, 2014 and 2013. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and storage solutions and enhanced versions of our existing security and storage solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions as well as to prepare for and develop solutions which can address the complex infrastructure environments of our customers including hybrid, public cloud and managed service solutions. These changes in IT infrastructure are accelerating and are driving significant changes in storage and compute architectures and solution requirements as well as presenting challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate.

We also expect to continue to invest for future growth and for the growing prevalence of cloud-based and other alternative IT infrastructures. As a result of our increased expenditures, we will have to generate and sustain increased revenue to achieve future profitability. Achieving profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.

If we cannot successfully execute on our strategy and continue to develop, manufacture and market solutions that respond promptly to the security and storage needs of our customers, our business and operating results may suffer.

The security and storage markets are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business models, which require them to develop and manage increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our historical success has been based on our ability to identify common customer needs and design solutions to address complex IT problems in an organization’s threat vectors including email, web browsing, mobile devices and remote access. Furthermore, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and storage markets. To the extent we are unable to continue to identify common IT challenges and execute our business model to timely and effectively design and market solutions to address these challenges, as well as to continue to expand our sales to higher-growth segments within the security and storage markets, our business, operating results and financial condition will be adversely affected. Additionally, our results could be negatively impacted if we are unable to capitalize on growing cloud-based and hybrid deployment opportunities and continue to develop and market virtual appliances and subscription-only solutions for cloud and software as a service (“SaaS”) applications.

The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs, particularly in the higher-growth segments within the security and storage markets, and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in releasing our new solutions or enhancements to the market;

•	failure to accurately predict market demand or customer demands;

•	changes in customer environments including migration to hybrid, public cloud, private cloud, SaaS applications, and managed services;

•	inability to protect against new types of attacks or techniques used by hackers;

•	defects, errors or failures in their design or performance;

•	negative publicity about their performance or effectiveness;

•	introduction or anticipated introduction of competing solutions by our competitors;

•	poor business conditions for our customers, causing them to delay IT purchases;

•	the perceived value of our solutions or enhancements relative to their cost;

•	easing of regulatory requirements around security or storage; and

•	reluctance of customers to purchase solutions incorporating open source software.

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

Developments or changes in IT infrastructure, such as the emergence of hosted cloud storage, SaaS and mobile data access are driving significant changes in storage and compute architectures and solution requirements as well as presenting significant challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate and have seen these developments and changes accelerate in recent periods. The impact of these trends on overall long-term growth patterns is uncertain, especially in resource-constrained environments. The emergence of cloud computing and other alternative IT infrastructure technologies, in which technology services are provided on a remote-access basis, have begun to have, and may continue to have, a significant impact on the market for security and storage solutions and may result in rapid changes in customer demands. This could be the case even if such advances do not deliver all of the benefits of our solutions. If alternative models gain traction, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could adversely affect our business and operating results.

We have recently introduced, and will continue to introduce, new security and storage solutions and we may not gain broad market acceptance for these new solutions.

Over the past year, we have released several new security and storage solutions and enhanced versions of our existing security and storage solutions, which address the higher-growth segments of the security and storage markets including cloud-based, managed services and SaaS deployment options, to incorporate additional features, improve functionality or deliver other enhancements in order to meet our customers’ rapidly evolving demands. The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect. Further, given their recent introduction, we cannot assure you that these solutions will gain broad market acceptance and that they will prove to be profitable in the longer term. Additionally, we intend to continue introducing new security and storage solutions to respond to the needs of our customers. If we fail to achieve high levels of market acceptance for these solutions or if market acceptance is delayed, or if the market segments we address with our new solutions do not grow as expected, we may fail to justify the amount of our investment in developing and bringing them to market, and our business, operating results and financial performance could be adversely affected.

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

Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:

•	the timing and success of introductions of our new solutions;

•	changes in the growth rate of the security and storage markets;

•	changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the size of orders and the time it takes to close sales, which has increased in recent periods and may continue to increase;

•	the timing of orders from our customers;

•	the timing of our marketing expenditures;

•	the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•	the emergence of hosted cloud storage, SaaS and mobile data access which are driving significant changes in storage and compute architectures and solution requirements;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;

•	the budgeting cycles and purchasing priorities of our customers;

•	the timing of payments of sales commissions, bonuses or performance earnouts;

•	changes in distribution strategy to further leverage managed service providers and clouds;

•	the timing and potential provision of valuation allowances against our deferred tax assets;

•	the level of perceived threats to network security, which may fluctuate from period to period;

•	government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation or warranty claims;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;

•	disruption in our supply chain and the availability of the components of our appliances;

•	levels of solution returns, particularly in connection with our 30-day right to return;

•	the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•	increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies.

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

We rely on third-party distributors, channel partners and MSPs to fulfill substantially all of our sales orders and generate customer demand. If our distributors and reseller channel partners fail to perform, our ability to sell our solutions will be limited, and, if we fail to optimize our distributor and reseller channel partner model going forward, our operating results will be harmed.

Substantially all of our sales orders are fulfilled by our channel partners, which include distributors and resellers. We depend upon our resellers and MSPs to manage the customer sales process and to generate sales opportunities and our distributors to provide our solutions to our resellers. To the extent our distributors, resellers and MSPs are unsuccessful in fulfilling our sales, managing the sales process or selling our solutions, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated distributors and resellers in each of the regions in which we sell our offerings, our ability to sell our solutions and operating results will be harmed. In order to support our growth strategy, we continue to expand our distributor, reseller and MSP network, both in the United States and internationally. If we are unable to successfully develop new distributor, reseller and MSP relationships, or if we experience reseller shifts between distributors or any channel conflict occurs, it could negatively impact our ability to meet our revenue and profitability goals.

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

We have acquired, and in the future may acquire, other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.

As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in complementary companies, solutions and technologies that we believe fit within our business model and can address the needs of IT professionals. With respect to our previous acquisitions, we cannot ensure that we will be able to successfully integrate the technology and resources to increase subscriptions and grow revenue derived from these acquisitions. In October 2015, we acquired Intronis, Inc. (“Intronis”) to increase our solution offerings for MSPs. The success of the acquisition of Intronis will depend, in part, on our ability to successfully integrate Intronis’ business and operations and fully realize the anticipated benefits and potential synergies of the acquisition. To realize these anticipated benefits and potential synergies, we must successfully expand product offerings to MSPs at competitive price points. We may be unsuccessful in integrating Intronis and leveraging its technology, resources and existing MSP relationships and the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our business, operating results and financial condition.

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

Sales outside of the United States represented 31% and 32% of our total revenue for the nine months ended November 30, 2015 and fiscal 2015, respectively. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.

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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, 31% and 32% of our total revenue was generated from sales to customers located outside of the United States for the nine months ended November 30, 2015 and fiscal 2015, respectively. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.

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

With respect to all of the above, any failure or perceived failure by us or our platform to comply with U.S., EU or other foreign privacy or security laws, policies, industry standards or legal obligations, or any security incident that results in the unauthorized access to, or acquisition, release or transfer of, personally identifiable information or other customer data may result in governmental investigations, inquiries, enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity. Such actions and penalties could divert management’s attention and resources, adversely affect our business, operating results, financial condition and cash flows, and cause our customers and channel partners to lose trust in our solutions, which could have an adverse effect on our reputation and business.

Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations. If our privacy or data security measures fail to comply with current or future laws, regulations, policies, legal obligations or industry standards, we may be subject to litigation, regulatory investigations, fines or other liabilities, as well as negative publicity and a potential loss of business. Moreover, if future laws, regulations, other legal obligations or industry standards, or any changed interpretations of the foregoing, limit our customers’ or partners’ ability to use and share personally identifiable information or our ability to store, process and share personally identifiable information or other data, demand for our solutions could decrease, our costs could increase and our business, operating results and financial condition could be harmed.

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

Competition for highly skilled personnel is often intense, especially in the San Francisco Bay Area where we have a substantial presence and need for highly skilled personnel. We may not be successful in attracting, integrating or retaining qualified personnel to fulfill our current or future needs. For example, we may not be able to successfully integrate or retain personnel from the Intronis Acquisition. Also, to the extent we hire personnel from competitors, we may be subject to allegations that they have been improperly solicited, or that they have divulged proprietary or other confidential information, or that their former employers own their inventions or other work product.

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

As of November 30, 2015, we had 59 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of November 30, 2015, we had 26 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

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

As a public company, we are subject to certain requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) that require us to diligence, disclose and report whether or not our appliances contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solutions. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials.

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

We cannot assure you that our stock repurchase program will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.

In September 2015, our board of directors authorized a stock repurchase program up to $50 million of shares of our common stock through September 30, 2017. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. As of November 30, 2015, we had purchased 0.4 million shares of common stock under this program at a weighted average price of $18.60 per share for an aggregate purchase price of $8.0 million.

Our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. There can be no assurance that any repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares of stock. Although our stock repurchase program is intended to enhance long-term stockholder value, short-term stock price fluctuations could reduce the effectiveness of these repurchases.

Our share price has been and may continue to be volatile, and you may be unable to sell your shares at or above the price at which you purchased your stock.

Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Furthermore, our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $14.77 to $46.78 through November 30, 2015. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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

If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of November 30, 2015, there were 53,092,522 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by “affiliates,” as that term is defined in Rule 144 of the Securities Act of 1933, as amended.

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

b) Issuer Purchases of Equity Securities

In September 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. We began repurchasing common stock in the third quarter of fiscal 2016 and no shares were purchased other than through our stock repurchase program.

The following table summarizes all stock repurchases under our publicly announced stock repurchase program (in thousands, except per share data):

	Total Number of Shares	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
September 1, 2015 to September 30, 2015	—	$—	$50,000
October 1, 2015 to October 31, 2015	277	$18.70	$44,824
November 1, 2015 to November 30, 2015	153	$18.42	$42,000

	430	$18.60

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRACUDA NETWORKS, INC.

Date: January 8, 2016	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2016	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Barracuda Networks, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.