Form 10-K
period 2016-02-29
BARRACUDA NETWORKS INC
filed 2016-05-04
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36162
___________________________________________________
BARRACUDA NETWORKS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	83-0380411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3175 S. Winchester Blvd.
Campbell, California 95008
(408) 342-5400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
___________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
 ___________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $541.8 million based on the closing price of $26.29 for shares of the registrant’s common stock as reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock outstanding, as of March 31, 2016, was 52,151,782.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2016. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 29, 2016.
EMERGING GROWTH COMPANY
The registrant is an "emerging growth company" as that term is defined in the Jumpstart Our Business Startups Act of 2012 and, as such, the registrant has elected to comply with certain reduced public company reporting requirements.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and data protection solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the estimates and estimate methodologies used in preparing our consolidated financial statements;

•	the impact of our stock repurchase program; and

•	the future trading prices of our common stock.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A. "Risk Factors" in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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
Unless expressly indicated or the context requires otherwise, the terms "Barracuda," "company," "we," "us," and "our" in this document refer to Barracuda Networks, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiaries. The term "Barracuda" may also refer to our products, regardless of the manner in which they are accessed.

PART I
Item 1. Business
Overview
Barracuda designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that empower customers to address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions and responses to customer inquiries. This model has enabled us to be highly scalable in reaching a large number of potential customers. Since inception, our solutions have been trusted by more than 150,000 organizations worldwide.
Our subscription-based security and data protection solutions are connected to our cloud services, which enable continuous software updates, offsite redundancy and distributed capacity. Our solutions are delivered as cloud-enabled appliances and virtual appliances, as well as cloud-only solutions. Our cloud-only solutions are designed for customers who cannot or do not wish to deploy additional on-premises infrastructure. Our appliances and virtual appliances leverage our cloud services to deliver hybrid cloud-enabled solutions to our customers. These hybrid solutions enable us to optimize usage of on-premises hardware required while simultaneously leveraging the scalability of the cloud. Our security solutions are designed to protect and optimize the performance of the most critical points within our customers’ IT infrastructures, including email servers, web applications, data centers and core networks. Our data protection solutions are designed to backup and archive business-critical data and make such data accessible for purposes such as compliance, disaster recovery and business intelligence. Our data protection solutions also allow users to securely and quickly access and sign files from Internet-connected devices. Our solutions can be managed centrally in any size or type of deployment through integrated, easy-to-use web interfaces that support configuration, monitoring and reporting.
We design our solutions specifically for IT professionals in resource-constrained environments who seek to benefit from current and emerging trends in information technology such as the rapid growth in cloud computing, adoption of virtualization, proliferation of mobile devices and the associated explosion of data. Our customers work in all types of organizations, from small- and mid-market businesses, governments and educational institutions, to departments or divisions within Fortune 2000 enterprises.
We nurture a culture that delivers value through simplicity to optimize our customers’ experiences. From the design of our solutions to our sales processes, customer support, manufacturing and delivery, we strive to make our solutions easy to purchase, install, maintain and update. We believe that Barracuda has become a highly visible and recognizable brand as a trusted IT partner. We design our solutions to be easy to use and to deploy without the need for special expertise or external support from IT specialists and also to provide powerful capabilities that can be optimized to meet the requirements of resource-constrained environments. We employ a high-velocity sales model that incorporates a 30-day right to return for the majority of our solutions, real-time order fulfillment and a simple, low-cost entry point to make our customers’ purchase decisions and deployments seamless, easy and efficient. Through our recurring subscription services, we provide our customers with up-to-date features, functionality and real-time security protection, eliminating the need for costly upgrades or additional software purchases. We answer our phones live 24x7x365, and endeavor to treat every customer call with the same high priority. Central to our culture is a focus on the long-term customer experience, including an ongoing dialogue with our customers to enhance our features and solutions. Our development and fulfillment processes rapidly deliver new services and functionality to our customers, enabling them to improve their time to value and return on technology investment through the low total cost of ownership, easy integration and accelerated deployment of our security and data protection solutions.
Industry Background
Modern IT Trends Offer Attractive Benefits to All Organizations
Organizations are looking to take advantage of important technology trends, particularly the rapid growth of cloud computing, including platforms such as Microsoft's Office 365, Amazon Web Services ("AWS") or Microsoft Azure ("Azure"); proliferation of mobile devices; widespread use of web applications like Facebook, LinkedIn, Twitter and YouTube; and increased adoption of virtualization and software defined networking. These advanced technology trends can be exploited by organizations to gain significant competitive advantages and to support core business operations, enable dramatic efficiency gains and open up new go-to-market channels and revenue opportunities.

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

•
Explosion of Data and Increased Storage Consumption. Organizations and employees are increasingly dependent on the availability of information at all times. As a result, organizations cannot afford to lose access to business critical data and need a cost effective and scalable way to ensure that their data is being stored safely and can be recovered rapidly.

•
Constrained IT Budgets. Macroeconomic conditions have kept IT budgets under significant pressure and, despite recent innovations in the industry, security and data protection infrastructures increasingly require greater investments to implement, run and manage. As a result, there is a need for security and data protection environments to become vastly more efficient. Further, many small- and mid-sized organizations are turning to managed service providers ("MSPs") to implement these technology solutions on a "pay-as-you-go" basis with minimal upfront costs.

Organizations Need a New Approach to IT in Resource-Constrained Environments
Rapidly changing dynamics in today’s IT landscape are forcing organizations of all sizes to evolve their IT strategies. Fortune 500 companies are better positioned to address these challenges as they typically have core IT departments that can comprise a significant number of highly skilled and specialized computer scientists and engineers, as well as IT budgets that can be in the billions of dollars. We believe that there are millions of underserved organizations without these resources. These organizations include small- and mid-market businesses, governments, educational institutions and departments or divisions within Fortune 2000 enterprises. IT professionals within these organizations seek powerful yet easy-to-use solutions to address the challenges posed by these trends.
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

•
Lack of Investment Protection. To meet increasing performance and solution requirements, customers often are forced to perform "forklift" system upgrades or purchase new software licenses. A "forklift" upgrade is a system upgrade in which large parts of existing infrastructure must be removed and replaced with new infrastructure. These upgrades often require significant expenditures on contracted professional services and additional IT staff commitments, and the processes of installing and configuring new systems, and migrating users and data to them, can result in business disruptions.

•
Inadequate Customer Support. Traditional IT solution vendors often rely on heavily on self-service telephone support and outsourced customer support located in remote geographies. This approach can lead to an inadequate and frustrating customer support experience and lengthy time to resolution.

Our Business Model

Since our founding, we have designed our solutions, established our culture and built our core business model to cater specifically to the needs of IT professionals in resource-constrained environments. We provide powerful yet easy-to-use security and data protection solutions. These solutions are delivered in the form of cloud-enabled appliances and virtual appliances, as well as cloud-only solutions, that empower our customers to address security threats, improve the performance of their networks and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, delivery and deployment of our solutions and responses to customer inquiries. We maintain control of the value chain across our solutions, marketing efforts, sales processes, manufacturing, delivery and customer support. This integrated model enables us to tailor the customer experience to deliver powerful yet easy-to-use security and data protection solutions and high-value, recurring subscriptions to IT professionals in the way that works best for their organizations.
Key elements of our business model include:

•
Powerful, Easy-to-Use Cloud-Enabled Solutions. Our solutions are purpose-built to be easy to use and to deploy without the need for special expertise or external support from IT specialists. Our solutions also are designed to provide full-featured functionality to address the most common IT challenges. We believe that whether a solution is an entry-level or company-wide deployment, it should provide powerful functionality and be easy to use. We have a continuous feedback loop with our customers, which gives us better insight into their needs and enables us to develop solutions that address our customers’ most important needs.

•
Trusted Brand and Innovative Marketing. We believe partners and customers alike have come to rely on Barracuda as a trusted IT partner. We invest in brand development efforts to help solidify our position as a go-to provider of powerful yet easy-to-use security and data protection solutions. The principal focus of our marketing programs is to reach IT professionals within resource-constrained organizations and elevate their awareness of our comprehensive portfolio of security and data protection solutions. As a result of our strong investment in brand and differentiated ways to reach the customer at key decision points, we believe we have developed strong brand awareness.

•
High-Velocity Sales. With our global partner network of more than 6,500 distributors, MSPs and resellers, we offer straightforward, competitive pricing, making our solutions easier to purchase. Our inside sales force uses a disciplined approach to quickly and efficiently convert leads into paying customers. Our solutions and sales specialists work closely with IT professionals to answer questions and guide prospective customers to participate in our 30-day right to return. Customers typically receive our solutions and can deploy and begin to realize value within 24 hours. We believe that our "product often sells itself" based on its breadth of functionality, ease of use and simple pricing.

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

•
High-Value, Recurring Subscriptions. Our recurring subscription services provide our customers with up-to-date features, functionality and real-time security protection, as well as eliminate the need for future "forklift" system upgrades or additional software purchases. Customers who purchase Barracuda Energize Updates subscriptions receive the benefits of all of the new software capabilities, and furthermore, customers who purchase Instant Replacement subscriptions also receive new appliances every four years. We believe this investment protection is an important differentiator in how we deliver value to our customers.

•
Proactive, Live, "Insourced" Customer Support. We provide our customers with high-quality, proactive customer support, including remote support, preventative diagnostics and a direct line to Barracuda support technicians available 24x7x365—with no phone trees—to answer customer calls and quickly and efficiently respond to their needs. Our support employees are strategically located close to our customers in geographies across the world. Our support also provides an important feedback loop, which enables us to continuously improve our solutions to better meet our customers’ needs.

By offering a portfolio of solutions that includes cloud-enabled appliances and virtual appliances, as well as cloud-only solutions, we are able to engineer functionality optimally to align with, and take advantage of, the benefits of each form factor. This alignment increases overall value for our customers through more integrated solutions, and for our business through lower infrastructure and fewer materials costs. Our high-velocity sales model enables faster adoption of our solutions by customers and benefits our business by enabling us to improve our return on investment in sales and marketing. Our efficient manufacturing and fulfillment enables fast delivery of our solutions to customers and benefits our business through our ability to maintain low inventory levels and minimal overhead expenses. Our customer support proactively resolves customer issues and, we believe, results in higher renewal rates and new cross-sell opportunities for us. Our subscription model provides our customers with continuous and transparent access to the latest functionality enhancements and a highly visible, recurring revenue stream for our business.
Our Competitive Strengths
We believe we have a number of competitive advantages that will enable us to maintain and extend our leadership position including:

•
Vertically-Integrated Approach. With our vertically-integrated approach, we control the value chain across our solutions, including product design and functionality, marketing efforts, sales processes, manufacturing, delivery and customer support. This enables us to tailor the customer experience to deliver powerful yet easy-to-use security and data protection solutions to organizations in the way that works best for IT professionals in resource-constrained environments.

•
Hybrid, Cloud-Enabled Solution Design. Our hybrid solutions consist of cloud-enabled appliances and virtual appliances, as well as cloud-only solutions, that deliver security and data protection capabilities out-of-the-box. By offering a portfolio of solutions and multiple deployment options, we are able to engineer functionality optimally to align with, and take advantage of, the benefits of each form factor, thereby increasing overall value for our customers.

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

•
Leadership and Dedicated Focus. Since our founding, we have focused on identifying common pain points and designing differentiated solutions to simplify complex IT problems for resource-constrained organizations. We have demonstrated our ability to execute our innovative business model successfully and establish a leadership position across multiple markets, including email security, web security, application security and public cloud security, as well as archiving and data protection.

•
Innovative Technology and Intellectual Property. We continue to invest in research and development to ensure our solutions are powerful yet easy to use. We also operate Barracuda Central, our security intelligence center, to monitor and block the latest Internet threats. As of February 29, 2016, we had 86 patents issued or pending for our innovative technologies designed to secure and protect our customers’ networks, applications and data.

•
Strong Brand. We have built our brand with IT professionals in mind and our brand is at the core of our business model. We believe Barracuda is widely recognized as a trusted IT partner who combines leading technology solutions with highly responsive customer service in order to simplify IT for IT professionals.

Our Strategy
Our goal is to maintain and extend our leadership position as a global provider of solutions that simplify complex IT problems for IT professionals. Key elements of our growth strategy include:

•
Increase Sales to New Customers. We believe there is a significant opportunity for us to simplify the complex IT challenges for millions of businesses that have resource-constrained IT environments. We plan to continue to engage with IT professionals through our differentiated business model in order to expand our customer base. We will continue to invest in our brand and marketing efforts to introduce new customers to our broad portfolio of security and data protection solutions.

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

•
Expand and Optimize Our Worldwide Channel and Partner Network. We believe our worldwide channel and partner networks provide us with significant operating leverage. We currently have more than 6,500 distributors, MSPs and resellers across the globe. We intend to continue driving operating leverage by expanding our partner network, especially in the fast-growing MSP channel where customers seek to access and deploy technologies with minimal upfront costs, and in international regions where we can benefit from the local expertise of our partners.

Our Solution Portfolio
Our portfolio of purpose-built solutions includes cloud-enabled appliances and virtual appliances, as well as cloud-only solutions. Our appliances consist of devices that are pre-installed with our proprietary software, while our virtual appliances provide the same features in a software-only offering. Our cloud-only solutions are designed for customers who cannot or do not wish to deploy additional on-premises infrastructure. Our appliances and virtual appliances leverage our cloud services to deliver hybrid cloud-enabled solutions to our customers. These hybrid solutions enable us to optimize usage of on-premises hardware required while simultaneously leveraging the scalability of the cloud.
Security
Our security offerings help protect our customers against threats that propagate over the Internet. They also help ensure that business applications, and the networks they run on, are performing with optimal efficiency and reliability.
Email Security. Barracuda Email Security (formerly Barracuda Spam Firewall) includes spam and virus blocking, anti-phishing, fraud detection, advanced threat detection, denial-of-service prevention, email continuity, encryption and policy management features. The Barracuda Email Security Service is designed for customers who host their own email but wish to fully offload their email security to a cloud service or for customers hosting their email in Office 365, AWS or Azure and require advanced email security functionality. The Barracuda Email Security Gateway is available as a physical or virtual appliance for customers who require a full-featured email security gateway on-premises or in public clouds, including AWS or Azure. With the included Cloud Protection Layer ("CPL"), Barracuda Email Security Gateway customers can route their email through the Barracuda cloud performing advanced malware detection and pre-filtering to keep threats off their premises, reduce incoming connections to their network and spool mail in the event their sites become unavailable. Once delivered to the premises, inbound messages pass through up to 12 layers of security and custom policies before being delivered to the user. Outbound messages are filtered and encrypted to prevent sensitive data such as credit card information from leaving the organization and to prevent spam or viruses from emanating from customer networks.

Web Security. The Barracuda Web Security Gateway (formerly Barracuda Web Filter) integrates several technologies for setting and enforcing granular web filtering policies to protect users from rapidly evolving web-based threats and to increase productivity and optimize bandwidth. The Barracuda Web Security Gateway blocks user access to known malicious websites, scans web downloads for malware, enables granular enforcement based on existing user and group authentication and provides comprehensive web usage visibility through intuitive dashboards. Our solutions protect networks and users against spyware, viruses and adware, using definitions that are updated continually through Barracuda Central. They also help monitor and regulate activity with web-based applications, including Facebook, LinkedIn, Twitter and YouTube, and provide clear visibility into web activity. By integrating the Barracuda Web Security Gateway with the Barracuda Message Archiver, organizations also can index and archive captured social media correspondences. The cloud-based Barracuda Web Security Service is designed to deliver web security and policy enforcement in highly distributed network environments. Both the Barracuda Web Security Gateway and the Barracuda Web Security Service can filter activity from off-network or mobile users through the Barracuda Web Security Agent for Windows and Mac computers, through the Barracuda Safe Browser for iOS supporting iPhone and iPad, or through any other supported means of directing web traffic to the Barracuda Web Security Service.
Next-Generation Firewall. Barracuda NextGen Firewalls are purpose-built to secure the network and optimize traffic flows in order to improve network performance and availability. Our next-generation firewall solutions offer application visibility and add user-identity awareness to safely enable access policies for specific users and user groups. They are designed for IT administrators seeking to re-establish control of networks made chaotic and vulnerable by the increasing adoption of Software-as-a-Service ("SaaS"), virtualization and public cloud applications, as well as evasive web applications such as social media sites or file sharing applications. Our next-generation firewall solutions integrate network firewall, intrusion prevention, virtual private network ("VPN") and full user-aware application control, with additional options such as Advanced Threat Detection.
Application Security. The Barracuda Web Application Firewall protects web applications and websites from data breaches and downtime by intercepting sophisticated application-layer attacks, such as SQL Injection, cross-site scripting, session hijacking and application-layer distributed denial of service ("DDoS"). The Barracuda Web Application Firewall is designed to proxy all incoming web traffic to block attacks and insulate the web servers. The Barracuda Web Application Firewall also proxies outbound traffic to prevent loss of sensitive data such as social security numbers. It is available as a physical or virtual appliance and for use on public cloud platforms such as Azure, where Barracuda is Microsoft Azure Certified, and AWS, where Barracuda is an AWS Security Competency Partner. The Barracuda Vulnerability Manager is a cloud-based web application vulnerability scanner that pinpoints vulnerabilities in web applications and websites.
Application Delivery Controllers. The Barracuda Load Balancer ADC optimizes application performance, availability and security, and is designed for organizations looking for a high-performance, yet cost-effective, application delivery and security solution. The Barracuda Load Balancer ADC is available as a physical or virtual appliance on-premises, as well as a Microsoft Certified solution in Azure. The Barracuda Load Balancer ADC is an integrated platform that distributes network traffic across multiple servers using advanced Layer 4 and Layer 7 load balancing techniques or even across multiple data centers using global server load balancing, content caching, data compression and connection pooling to offload computing functions from backend servers and improve application response time. Advanced features for application optimization and integrated security are designed to protect customers from malicious data, application-layer attacks and DDoS attacks before they reach internal servers.
Remote Access. Barracuda offers customers several remote access solutions. The Barracuda NextGen Firewalls include highly scalable Remote Access capabilities via dedicated VPN clients, browser-based secure socket layer ("SSL") VPN or CudaLaunch for iOS- and Android-based mobile devices. The Barracuda SSL VPN provides remote users with secure access to internal network resources from any web browser while providing the security needed to protect internal systems from unauthorized access, viruses and other malware.
Data Protection
Our data protection solutions provide a portfolio of solutions for on-premises and cloud-based archiving and backup.
Backup. Barracuda Backup is an end-to-end solution for protecting physical, virtual and SaaS-based environments. Barracuda Backup simplifies the backup process and enables secure offsite replication to other Barracuda Backup appliances and to the Barracuda storage cloud. Barracuda Backup uses advanced deduplication technology to reduce the amount of backup data stored. Our LiveBoot technology enables virtual appliances to be run directly from the backup for disaster recovery purposes, from either the local appliance or the cloud, without the overhead associated with restoring backup images to their original format. Barracuda Backup provides a single solution for both hardware and virtual server applications and the hybrid appliance model allows for easy data replication and fast local recovery. Barracuda Backup can be deployed as a purpose-built backup appliance or virtual appliance for organizations that prefer to use existing hardware. Barracuda Backup leverages our cloud storage service for replication and includes all software required for native application backups for popular applications, such as Microsoft Exchange and Microsoft SQL Server, as well as backup over industry standard network file sharing protocols.
Archival. The Barracuda Message Archiver is available as a physical or virtual appliance on-premises, as well as in AWS and Azure public clouds. Message Archiver substantially reduces archive sizes by eliminating duplicate messages, storing only one instance of each message attachment and then compressing the stored data. In addition, customers can use the Barracuda Message Archiver to significantly reduce mail database sizes by reducing email retention policies on their active mail servers and by stubbing attachments, removing them from the mail server and creating references to the archived copies. The Barracuda Message Archiver also provides easy end user access to archived mails through a web interface, Outlook Add-In and mobile applications for both iOS and Android devices. Barracuda Cloud Archiving Service provides cloud-based archiving. The service is designed for organizations using on-premises Microsoft Exchange, Office 365 or hybrid combinations, and helps ensure email is stored securely in a separate repository for as long as needed without risk of tampering or deletion.
eSignature. CudaSign (formerly SignNow) is a leading eSignature platform. Businesses globally use CudaSign to electronically sign and send documents from phones, tablets and computers, reducing the need to print, fax or ship documents. With CudaSign, customers gain control over document signing workflow, auditing, tracking and document archiving. CudaSign provides integrations with Microsoft's SharePoint, Outlook and Word, as well as Salesforce and Google Apps for Work, among others. CudaSign is available as a cloud service, or as a physical or virtual appliance for on-premises and private cloud installations. The CudaSign on-premises and cloud solutions enable companies to leverage the power and usability of the CudaSign eSignature platform, while meeting local storage requirements.
Solution Suites
Our solution suites combine our security and data protection offerings into easy-to-purchase and easy-to-deploy services designed for cloud platforms and managed services environments.

Barracuda Essentials for Office 365 is a suite of cloud services designed to assist customers looking to optimize their Office 365 deployments with additional layers of security, archiving and data protection. Barracuda Essentials combines three of Barracuda’s innovative cloud technology solutions - Barracuda Email Security Service, Barracuda Cloud Archiving Service and Barracuda Cloud Backup - into an easily deployed and managed suite of cloud services with simple per user licensing.

Intronis ECHOplatform, acquired by Barracuda in October 2015, enables IT MSPs to centrally deploy and manage a broad portfolio of security and data protection services through a re-brandable console that integrates with major Remote Monitoring and Management and Professional Services Automation tools. We acquired Intronis, Inc. ("Intronis") in October 2015, with the intent of optimizing the Intronis ECHOplatform to deliver multiple Barracuda products and services.
Technology Architecture
Our technology architecture for both our security and data protection solutions consists of several common foundational components. We utilize a common architecture so that improvements of those components benefit our solutions, reducing development time.
Key common foundational components of our architecture include:
Common Core and Secure Platform
We use a proprietary operating system, built on the Linux open source kernel, which provides security and stability to protect the solutions that secure customer networks. The secure platform also provides foundational services that may include:

•	web and application servers that enable our user interface and application programming interfaces;

•	infrastructure interoperability services, such as Kerberos and Active Directory;

•	hardware abstraction layers that allow our solutions to scale from entry-level to high-capacity systems and to rapidly respond to changes in supply chain availability;

•	auto-provisioned database systems that support many of the management features and applications; and

•	common logging, notification and reporting services.
Continuous Updates and Real-Time Protection
Our security and data protection applications are built to provide ongoing value as the technology and security landscape evolves. Through continuous updates via Barracuda Energize Updates and Barracuda Real-time Protection, our solutions are able to continuously receive up-to-date databases and agents including:

•	information that allows us to identify spam, viruses, spyware and other Layer 7 attacks by several means, including the content, behavior and source of the data;

•	web category and application databases;

•	information about the latest document types to properly identify text/content for indexing and searching;

•	detailed formats of social media web requests that allow us to provide data loss prevention and archival services;

•	backup agents for the latest versions of the newest desktop and server software; and

•	policy definitions for enforcement of content policies, including social security number and credit card patterns.
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
Our cloud services are used by our cloud-only and hybrid cloud-enabled appliances, which allows us to rapidly develop new solutions and features. For example:

•
Our email content inspection service is used by both the Barracuda Email Security Service and the CPL included with the Barracuda Email Security Gateway appliances and virtual appliances deployed on premises.

•	Our cloud web categorization service is used by the Barracuda Web Security Service, the Barracuda Web Security Gateway and the Barracuda NextGen Firewalls.

•	Our deduplicated file storage service, developed originally for Barracuda Backup, also is used by the Barracuda Email Security Service.
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
Internal and External Data Feeds
We receive data from four primary sources:

•	The Barracuda global data feed receives metadata for messages and web requests that pass through our networks from the appliances deployed in our subscribers’ networks.

•
Barracuda Labs analyzes new threats and develops innovative security approaches. Barracuda Labs is focused on emerging threats such as social network, mobile and web-based exploits and other forms of modern malware attacks and develops advanced detection techniques to deliver threat intelligence.

•
Subscribers, their end-users and users of our free reputation services submit feedback on categorization, false-negatives and false-positives through various means. These means include email, web forms, user interfaces on our appliances/services and agents such as email add-ins.

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
Our Customers
We target customers across a wide range of industries, including education, government, financial services, healthcare, professional services, telecommunications, retail and manufacturing. Our revenue is diversified across our entire customer base with one distribution partner accounting for 22%, 20% and 18% of total revenue in fiscal 2016, 2015 and 2014, respectively. Sales to this distributor are subject to an agreement between the parties which provides for an initial term of one year, with automatic one year renewal terms and permits termination by either party with 90 days written notice prior to the termination date, restricts its sales to the United States and Canada and provides for net payment to us within 30 days of the date from the date of invoice. In addition, the agreement may terminate (i) at any time upon the mutual written agreement of the distributor and us, (ii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iii) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
For fiscal 2016, 2015 and 2014, we generated 31%, 32% and 32% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 8 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sales and Marketing
Our sales and marketing approach is designed to be efficient for high volumes of transactions. Our marketing efforts focus on driving traffic to our websites and on generating high-quality sales leads. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration sales process.
Sales
We sell our appliances, services and software to our customers using sales personnel and our global network of more than 6,500 distribution partners, MSPs and resellers in more than 100 countries. Our inside sales force is devoted to turning highly qualified leads into purchasers of our solutions. The substantial majority of our leads come from potential customers who have requested a free evaluation of our solutions or from our existing customer base. As a result, our inside sales force typically calls potential buyers who already understand the value of our solutions and do not require a lengthy sales cycle. Our sales reach is augmented by our distributors, MSPs and resellers to efficiently interact with our customer base for initial deployment and cross-selling additional solutions.
The Barracuda Networks Reseller Program (Barracuda Partner Program) is a global network of resellers offering our solutions, service and support to our customers. We believe that our solutions and innovative marketing, lead generation and training programs provide a significant opportunity for high-quality reseller and distributor partners. Our channel network leverages our channel partners’ industries, product and geographic knowledge, and their customer reach to expand our customer base. Our relationships with our channel partners are generally governed by our standard, non-exclusive and non-transferable reseller agreement, which provides for the appointment of the channel partner in a specified territory and net payment to us from the channel partner within 30 days of the date from the date of invoice. Additionally, either party may terminate the agreement without cause upon 30 days prior written notice or immediately by giving notice to the other party if the other party is in breach of a material provision in the reseller agreement and fails to rectify such breach within 30 days of receiving such notice.
In October 2015, we further expanded our market reach into the MSP market through the acquisition of Intronis. Many small- and mid-sized organizations are turning to MSPs to implement various technology solutions on a fixed monthly or annual fee or a "pay-as-you-go" basis with minimal upfront costs. Further, these MSPs procure solutions differently than traditional resellers and have different requirements around integrations, billing, self-branding and more. The Intronis ECHOplatform is designed to meet the needs of these MSPs and we believe it can be expanded to include additional Barracuda solutions.
We implement our approach through a disciplined sales process that provides clear guidelines for our sales force, and we actively measure and manage our sales results. We offer our solutions using standardized contract terms and we enable our customers to buy our solutions in a manner convenient to them.
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

•
30-Day Right to Return. For the majority of our solutions, new sales include a 30-day right to return. The risk-free nature of the transaction allows our customers to more quickly adopt Barracuda solutions and realize the value.

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

Customer Support
Barracuda Technical Support. Customer support is an essential element of our business model and we are focused on the impact of support on our customers’ experience. We offer multiple support options. All calls are answered and managed by specially trained Barracuda support agents 24x7x365. Moreover, we do not use phone trees and every call is answered live and in time zone. We also offer multilingual support.

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
Manufacturing
We manufacture our appliances at our manufacturing facilities in Silicon Valley. By managing manufacturing locally and maintaining a highly flexible workforce, we are able to easily scale our manufacturing operations and react rapidly to customer needs. This enables us to support efficient, flexible, "just-in-time" manufacturing and key features of our business model such as real-time order fulfillment and our Instant Replacement program. Although we currently depend on a single source or a limited number of sources for certain components used in the manufacture of our appliances and are therefore subject to the risk of shortages in supply of these components, to date we have not experienced a significant delay in shipments. We generally use commodity hardware in our appliances, which is readily available from multiple sources, and we do not have any long-term supply agreements. Sourcing our materials from multiple suppliers enables us to fill orders with short lead-time and lower manufacturing costs.
Backlog
Appliances are shipped and billed shortly after receipt of an order. We do not believe that our appliance backlog at any particular time is meaningful because it is not necessarily indicative of future revenue in any given period as we offer our customers a 30-day right of return for the majority of our solutions. Additionally, the majority of our appliance revenue comes from orders that are received and shipped in the same quarter. Orders for subscriptions are billed shortly after receipt of an order and are included in deferred revenue. Timing of revenue recognition for subscriptions may vary depending on the contractual service period or when the services have commenced.
Research and Development
Our research and development efforts are focused on the development of new solutions, including software and cloud solutions, and the integration of additional features and capabilities into our existing solutions. Our product management and engineering teams have extensive security and data protection expertise and work closely with customers to identify their current and future needs. The experience of our design teams enables us to effectively assess the tradeoffs and advantages when determining which features and capabilities of our solutions should be implemented.
We believe that innovation and timely development of new features and solutions is essential to meeting the needs of our customers and improving our competitive position. We test our solutions thoroughly to certify and ensure interoperability with third-party hardware and software products.

Our research and development expenses were $71.3 million, $58.7 million and $47.1 million in fiscal 2016, 2015 and 2014, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
As of February 29, 2016, we had 59 issued patents that expire between November 2016 and April 2034 and 27 patent applications pending in the United States. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
We control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners, and our software is protected by U.S. and international copyright laws. Despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, unauthorized parties may still copy or otherwise obtain and use our software and technology. In addition, we intend to expand our international operations and effective patent, copyright, trademark and trade secret protection may not be available or may be limited in foreign countries.
Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patent and other intellectual property rights. In particular, leading companies in our markets have extensive patent portfolios and are regularly involved in litigation. From time to time, third parties, including certain of these leading companies, may assert patent, copyright, trademark and other intellectual property rights against us, our channel partners or our customers. Our standard license and other agreements may obligate us to indemnify our channel partners and customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain solutions or performing certain services, require us to expend time and money to develop non-infringing solutions or force us to pay substantial damages, including treble damages if we are found to have willfully infringed patents or copyrights, royalties or other fees. In addition, if we become more successful, competitors may try to develop solutions and services that are similar to ours that may infringe our proprietary rights. Competitors or other third parties may also be more likely to claim that our solutions infringe their proprietary rights. We cannot assure you that we do not currently infringe, or that we will not in the future infringe, upon any third-party patents or other proprietary rights.
Competition
We operate in the intensely competitive security and data protection markets that are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•
Independent network security, storage and application delivery vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., Datto, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Mimecast Limited, Palo Alto Networks, Inc., Proofpoint, Inc., Symantec Corporation, Veeam Software and Veritas Technologies that offer competing solutions.

•
Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett Packard Enterprise Company, the McAfee division of Intel and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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
Employees
As of February 29, 2016, we had 1,491 full-time employees. Although we are subject to collective bargaining agreements in certain countries, our U.S. employees are not represented by a labor union. We consider our employee relations to be good.
Corporate Information
We were incorporated in 2003 in the State of California under the name Barracuda Networks, Inc. and in 2004 reincorporated in the State of Delaware. Our principal executive offices are located at 3175 S. Winchester Blvd., Campbell, California 95008, and our telephone number is (408) 342-5400.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may obtain these filings at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or by calling the Security and Exchange Commission (the "SEC") at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. Our company website is located at www.barracuda.com and our investor relations website is located at investors.barracuda.com/company/investor-relations. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K and amendments to those reports may be obtained, free of charge, electronically through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our audit, compensation and nominating and corporate governance committee charters, corporate governance guidelines, code of business conduct and ethics and stockholder communications policy, is also available on our investor relations website. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
Our future success depends on our ability to increase sales of our solutions to new customers as well as to increase sales of additional solutions to our existing customers. The rate at which new and existing customers purchase solutions depends on a number of factors, including certain factors outside of our control, such as customers’ perceived need for security and data protection solutions and general economic conditions. If our efforts to sell our solutions to new customers and additional solutions to our existing customers are not successful, our business and operating results may suffer.
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
Our subscription revenue accounted for 72% and 70% of our total revenue for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which include monthly and annual terms ranging from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods and in fiscal 2016 we continued to see more customers opt for ratable subscription form factors and shorter contract lengths. New or renewal subscriptions, or the average length of such subscriptions, may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, changes in customer deployment models, the timeliness and success of solution and enhancement introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of our solutions would not be reflected in full in our results of operations until future periods.
We have experienced net losses on a GAAP basis in recent periods and may not achieve or maintain profitability in the future. If we cannot achieve or maintain profitability, our financial performance will be harmed.
We have not been profitable on a quarterly or annual basis in recent periods and while we generated net income on a U.S. generally accepted accounting principles ("GAAP") basis for the three months ended February 29, 2016, August 31, 2014, May 31, 2014 and February 28, 2014, we experienced net losses on a GAAP basis for fiscal 2016, 2015 and 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or achieve profitability in the future or on a consistent basis. Over the past year, we have spent substantial amounts of time and money to develop new security and data protection solutions and enhanced versions of our existing security and data protection solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions as well as to prepare for and develop solutions which can address the complex infrastructure environments of our customers including hybrid, public cloud and managed service provider solutions. These changes in IT infrastructure are accelerating and are driving significant changes in storage and compute architectures and solution requirements as well as presenting challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate.
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
If we cannot successfully execute on our strategy and continue to develop, manufacture and market solutions that respond promptly to the security and data protection needs of our customers, our business and operating results may suffer.
The security and data protection markets are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Moreover, many of our customers operate in markets characterized by rapidly changing technologies and business models, which require them to develop and manage increasingly complex enterprise networks, incorporating a variety of hardware, software applications, operating systems and networking protocols. Our historical success has been based on our ability to identify common customer needs and design solutions to address complex IT problems in an organization’s threat vectors including email, web browsing, mobile devices and remote access. Furthermore, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and data protection markets. To the extent we are unable to continue to identify common IT challenges and execute our business model to timely and effectively design and market solutions to address these challenges, as well as to continue to expand our sales to higher-growth segments within the security and data protection markets, our business, operating results and financial condition will be adversely affected. Additionally, our results could be negatively impacted if we are unable to capitalize on growing cloud-based and hybrid deployment, as well as managed service provider solution, opportunities and continue to develop and market virtual appliances and subscription-only solutions for cloud and SaaS applications.
The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs, particularly in the higher-growth segments within the security and data protection markets, and emerging technological trends or if we fail to achieve the benefits expected from our investments, our business could be harmed. We believe that we must continue to dedicate a significant amount of resources to our research and development efforts to maintain our competitive position and we must commit significant resources to developing new solutions before knowing whether our investments will result in solutions the market will accept. Our new solutions or enhancements could fail to attain sufficient market acceptance for many reasons, including:
•delays in releasing our new solutions or enhancements to the market;
•failure to accurately predict market demand or customer demands;

•	changes in customer environments including migration to hybrid, public cloud, private cloud, SaaS applications, and managed service provider solutions;
•inability to protect against new types of attacks or techniques used by hackers;
•defects, errors or failures in their design or performance;
•negative publicity about their performance or effectiveness;
•introduction or anticipated introduction of competing solutions by our competitors;
•poor business conditions for our customers, causing them to delay IT purchases;
•the perceived value of our solutions or enhancements relative to their cost;
•easing of regulatory requirements around security or storage; and
•reluctance of customers to purchase solutions incorporating open source software.

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
Developments or changes in IT infrastructure, such as the emergence of hosted cloud storage, SaaS and mobile data access, are driving significant changes in storage and compute architectures and solution requirements as well as presenting significant challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate and have seen these developments and changes accelerate in recent periods. For example in fiscal 2016, we observed a shift in customer deployments as customers moved from on-premises to hybrid, public cloud, SaaS and managed service provider solutions, which led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluate their long-term strategies. The impact of these trends on overall long-term growth patterns is uncertain, especially in resource-constrained environments. The emergence of cloud computing and other alternative IT infrastructure technologies, in which technology services are provided on a remote-access basis, have begun to have, and may continue to have, a significant impact on the market for security and data protection solutions and may result in rapid changes in customer demands. This could be the case even if such advances do not deliver all of the benefits of our solutions. If alternative models gain traction, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could adversely affect our business and operating results.
We have recently introduced, and will continue to introduce, new security and data protection solutions and we may not gain broad market acceptance for these new solutions.
Over the past year, we have released several new security and data protection solutions and enhanced versions of our existing security and data protection solutions, which address the higher-growth segments of the security and data protection markets including hybrid, public cloud, SaaS and managed service provider deployment options, to incorporate additional features, improve functionality or deliver other enhancements in order to meet our customers’ rapidly evolving demands. The return on our investments in these development efforts may be lower, or may develop more slowly, than we expect. Further, given their recent introduction, we cannot assure you that these solutions will gain broad market acceptance and that they will prove to be profitable in the longer term. Additionally, we intend to continue introducing new security and data protection solutions to respond to the needs of our customers. If we fail to achieve high levels of market acceptance for these solutions or if market acceptance is delayed, or if the market segments we address with our new solutions do not grow as expected, we may fail to justify the amount of our investment in developing and bringing them to market, and our business, operating results and financial performance could be adversely affected.
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
Our quarterly and annual operating results and key metrics have varied from period to period in the past, and we expect that they may continue to fluctuate as a result of a number of factors, many of which are outside of our control, including:
•the timing and success of introductions of our new solutions;
•changes in the growth rate of the security and data protection markets;
•changes in renewal rates for our subscriptions and our ability to cross-sell additional solutions in a period;

•	the size of orders and the time it takes to close sales, which has increased in recent periods and may continue to increase;
•the timing of orders from our customers;
•the timing of our marketing expenditures;
•the mix of solutions sold;

•	fluctuations in demand for our products and services, particularly seasonal variations in customer spending patterns in more than one of our addressable markets;

•
the continued emergence of hosted cloud storage, SaaS and mobile data access which are driving significant changes in storage and compute architectures and solution requirements and related delays in customer buying decisions as they evaluate the impact of changing deployment environments on their long-term IT strategies;

•	our ability to control costs, including operating expenses, the costs of hardware and software components, and other manufacturing costs;

•	the costs associated with acquiring new businesses and technologies and the follow-on costs of integration and consolidating the results of acquired businesses;
•the budgeting cycles and purchasing priorities of our customers;
•the timing of payments of sales commissions, bonuses or performance earnouts;
•changes in our distribution strategy to further leverage MSPs and cloud deployments;
•the timing and potential provision of valuation allowances against our deferred tax assets;
•the level of perceived threats to network security, which may fluctuate from period to period;
•government regulations and customer requirements surrounding data storage and protection;

•	fines, penalties or changes or increases in liabilities for regulatory actions, litigation, intellectual property settlements or warranty claims;

•	deferral of orders from customers in anticipation of new solutions or solution enhancements announced by us or our competitors or due to changes in deployment architectures;

•	the discontinuation of non-core product offerings;

•	any significant changes in the competitive environment, including the entry of new competitors and increased price competition;
•disruption in our supply chain and the availability of the components of our appliances;
•levels of solution returns, particularly in connection with our 30-day right to return;
•the timing of revenue recognition for our sales, which may be affected by the term of subscriptions;

•
increases or decreases caused by fluctuations in foreign currency exchange rates, since a significant portion of our revenues are received, and our expenses are incurred and paid, in currencies other than U.S. dollars;

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and
•future accounting pronouncements or changes in our accounting policies.
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
We face intense competition in the security and data protection markets and other markets in which we compete, which are characterized by constant change and innovation, and we may lack sufficient financial or other resources to maintain or improve our competitive position.
The markets for security and data protection solutions are intensely competitive and are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•
Independent network security, storage and application delivery vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., Datto, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., Mimecast Limited, Palo Alto Networks, Inc., Proofpoint, Inc., Symantec Corporation, Veeam Software and Veritas Technologies that offer competing solutions.

•
Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett Packard Enterprise Company, the McAfee division of Intel and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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
Our business is dependent on overall demand for security and data protection solutions and therefore reduced security and data protection solution spending or overall adverse economic conditions may negatively impact our business and operating results.
Our business depends on the overall demand for security and data protection solutions. In addition, the purchase of our solutions is often discretionary. Weak global economic conditions, or a reduction in security and data protection solution spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our solutions, higher default rates among our customers and channel partners, reduced subscription renewals and lower our sales levels. As global economic conditions continue to be volatile or economic uncertainty remains, trends in security and data protection spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Deterioration of economic conditions, as well as economic uncertainty or an economic downturn, may harm our business and operating results in the future.
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
As part of our business strategy, we have in the past made, and may in the future make, acquisitions or investments in complementary companies, solutions and technologies that we believe fit within our business model and can address the needs of IT professionals. With respect to our previous acquisitions, we cannot ensure that we will be able to successfully integrate the technology and resources to increase subscriptions and grow revenue derived from these acquisitions. In October 2015, we acquired Intronis to increase our solution offerings for MSPs. The success of the acquisition of Intronis will depend, in part, on our ability to successfully integrate Intronis’ business and operations and fully realize the anticipated benefits and potential synergies of the acquisition. To realize these anticipated benefits and potential synergies, we must successfully expand product offerings to MSPs at competitive price points. We may be unsuccessful in integrating Intronis and leveraging its technology, resources and existing MSP relationships and the anticipated benefits and potential synergies of the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have a material adverse effect on our business, operating results and financial condition.
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
Sales outside of the United States represented 31% and 32% of our total revenue for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.
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

Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, 31% and 32% of our total revenue was generated from sales to customers located outside of the United States for the fiscal years ended February 29, 2016 and February 28, 2015, respectively. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.
Our business is substantially dependent on sales leads from Internet search engines and if we are unable to generate significant volumes of such leads, traffic to our websites and our revenue may decrease.
We generate a substantial portion of our sales leads through visits to our websites by potential customers interested in our solutions. Many of these potential customers find our websites by searching for security and data protection solutions through Internet search engines, particularly Google. A critical factor in attracting potential customers to our websites is how prominently our websites are displayed in response to search inquiries. If we are listed less prominently or fail to appear in search result listings for any reason, visits to our websites by customers and potential customers could decline significantly and we may not be able to replace this traffic. Furthermore, if the costs of search engine marketing services, such as Google AdWords, continue to increase we may be required to increase our sales and marketing expenses, which may not be offset by additional revenue, and our business and operating results could be adversely affected.
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

Furthermore, our security solutions may falsely detect applications, content or threats that do not actually exist based on our classifications of application type, virus, malware, vulnerability exploits, data or URL categories. This risk is increased by the inclusion of "heuristics" analysis in our solutions, which attempts to identify threats not based on any known signatures but based on characteristics or anomalies which indicate that a particular item may be a threat. These false positives, while typical in our industry, may impair the perceived reliability of our solutions and may therefore adversely affect market acceptance of our solutions. Also, our anti-spam and anti-malware solutions may falsely identify emails or programs as unwanted spam or potentially unwanted programs, or alternatively fail to properly identify unwanted emails or programs, particularly as spam emails or malware are often designed to circumvent anti-spam or anti-malware solutions. Parties whose emails or programs are blocked by our solutions may seek redress against us for labeling them as spammers or malware or for interfering with their business. In addition, false identification of emails or programs as unwanted spam or potentially unwanted programs may reduce the adoption of our solutions. If our solutions restrict important files or applications based on falsely identifying them as malware or some other item that should be restricted, this could adversely affect customers’ systems and cause material system failures. Any such false identification of important files or applications could result in damage to our reputation, negative publicity, loss of customers and sales, increased costs to remedy any problem and risk of litigation.
If our security measures are breached or unauthorized access to customer data is otherwise obtained or our customers experience data losses, our brand, reputation and business could be harmed and we may incur significant liabilities.
        Our customers rely on our security and data protection solutions to secure and store their data, which may include financial records, credit card information, business information, customer information, health information, other personally identifiable information or other sensitive personal information. A breach of our network security and systems or other events that cause the loss or public disclosure of, or access by third parties to, our customers’ stored files or data could have serious negative consequences for our business, including possible fines, penalties and damages, reduced demand for our solutions, an unwillingness of our customers to use our solutions, harm to our brand and reputation, and time-consuming and expensive litigation. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often are not recognized until launched against a target, and may originate from less regulated or remote areas around the world. As a result, we may be unable to proactively prevent these techniques, implement adequate preventative or reactionary measures, or enforce the laws and regulations that govern such activities. In addition, because of the large amount of data that we store for our customers, it is possible that hardware failures, human errors or errors in our systems could result in data loss or corruption, or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. If our customers experience any data loss, or any data corruption or inaccuracies, whether caused by security breaches or otherwise, our brand, reputation and business could be harmed. Moreover, if a high profile security breach occurs with respect to another provider of cloud services, our clients and potential clients may lose trust in the security of the cloud business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
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
Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the European Union (the "EU") and the Federal Data Protection Act in Germany.
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
        Our solutions have contained and may contain undetected defects or errors, especially when first introduced or when new versions are released. Defects or errors could affect the performance of our solutions and could delay the development or release of new solutions or new versions of solutions, adversely affect our reputation and our customers’ willingness to buy solutions from us and adversely affect market acceptance or perception of our offerings. Any such errors or delays in releasing new solutions or new versions of solutions or allegations of unsatisfactory performance could cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs in redesigning the solutions, cause us to lose significant customers, subject us to liability for damages and divert our resources from other tasks, any one of which could materially and adversely affect our business, operating results and financial condition. Furthermore, we offer customers a 30-

day right to return for many of our solutions which is integral to our sales model. If we experience appliance defects, or if we experience increased frequency of returns, our sales cycles, operating results and financial performance may be adversely affected.
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
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage the supply of our components. Additionally, we carry little inventory of our appliances or components, and we rely on our suppliers to deliver necessary components in a timely manner. Insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ solutions that could be more readily available. Additionally, any increases in the time required to manufacture our solutions could adversely affect our business, brand, sales cycle and reputation. If we are unable to effectively manage our supply and inventory, our operating results could be adversely affected.
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
Patent and other intellectual property disputes are common in the IT markets in which we compete. Some companies in the IT markets in which we compete, including some of our competitors, own large numbers of patents, copyrights, trademarks and trade secrets, which they may use to assert claims of infringement, misappropriation or other violations of intellectual property rights against us. There also is a market for intellectual property rights and a competitor, or other entity, could acquire intellectual property rights and assert similar claims based on the acquired intellectual property rights. They may also assert such claims against our customers or channel partners. As the number of patents and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. From time to time, we face allegations that we, our customers or our channel partners have infringed, misappropriated and violated intellectual property rights, including allegations made by our competitors or by non-practicing entities. For example, in fiscal 2016 we entered into an intellectual property settlement agreement whereby we agreed to make certain future cash payments to a third party in exchange for a license to certain patents and a covenant by the third party not to sue for any past or future infringement of such licensed patents. Our broad solution portfolio and the number of network and IT markets in which we compete further exacerbate this risk. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.
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
As of February 29, 2016, we had 59 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of February 29, 2016, we had 27 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. We are in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we are no longer an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
We generate a portion of our revenues from our solutions because they help organizations achieve and maintain compliance with government regulations and industry standards. For example, many of our customers purchase our security and data protection solutions to help them comply with the security standards developed and maintained by the Payment Card Industry Security Standards Council (the "PCI Council"), which apply to companies that process or store credit card information. Industry organizations like the PCI Council may significantly change their security standards with little or no notice, including changes that could make their standards more or less onerous for businesses. Governments may also adopt new laws or regulations, or make changes to existing laws or regulations, that could impact whether our solutions enable our customers to demonstrate, maintain or audit their compliance. If we are unable to adapt our solutions to changing regulatory standards in a timely manner, or if our solutions fail to expedite our customers’ compliance initiatives, our customers may lose confidence in our solutions and could switch to solutions offered by our competitors. In addition, if regulations and standards related to data security are changed in a manner that makes them less onerous, our customers may view government and industry regulatory compliance as less critical to their businesses, and our customers may be less willing to purchase our solutions. In either case, our business, financial condition and operating results may suffer.
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
We are subject to income taxes in the United States and various foreign jurisdictions, and our domestic and international tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of tax valuation allowances;

•	detrimental changes in research and development tax credit laws;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations, accounting principles or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
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
We are subject to various environmental laws and regulations including laws governing the hazardous material content of our solutions and laws relating to the collection of and recycling of electrical and electronic equipment. Examples of these laws and regulations include the EU Restrictions of Hazardous Substances Directive (the "RoHS Directive") and the EU Waste Electrical and Electronic Equipment Directive (the "WEEE Directive"), as well as the implementing legislation of the EU member states. Similar laws and regulations have been passed or are pending in China, South Korea, Norway and Japan and may be enacted in other regions, including in the United States, and we are, or may in the future be, subject to these laws and regulations.
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
As a public company, we are subject to certain requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") that require us to diligence, disclose and report whether or not our appliances contain conflict minerals. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solutions. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials.

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
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this "Risk Factors" section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
We cannot assure you that our stock repurchase program will result in additional repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
In September 2015, our board of directors authorized a stock repurchase program. Under this program, we are authorized to repurchase shares of our own common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. As of February 29, 2016, we had purchased approximately 1.5 million shares of common stock under this program at a weighted average price of $12.79 per share for an aggregate purchase price of $19.2 million.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Furthermore, our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $9.44 to $46.78 through February 29, 2016. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 29, 2016, there were 52,135,194 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by "affiliates," as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange (the "NYSE") and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an "emerging growth company," as defined in the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected. However, for as long as we remain an "emerging growth company," we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company."
We will cease to be an "emerging growth company" upon the earliest of: (i) the end of our fiscal year 2019, (ii) the beginning of our first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) as of the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.
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
We are an "emerging growth company," and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.
We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the trading price of our common stock by acting to discourage, delay or prevent a change of control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions:

•	establish a classified board of directors so that not all members of our board of directors are elected at one time;

•	authorize the issuance of "blank check" preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	prohibit stockholders from calling a special meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter or repeal our bylaws;

•	establish advance notice requirements for nominations for elections to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•
provide that a state or federal court located within the State of Delaware will be the exclusive forum for any derivative action brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising under the Delaware General Corporation Law and certain other claims.

Additionally, we are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any "interested" stockholder for a period of three years following the date on which the stockholder became an "interested" stockholder and which may discourage, delay or prevent a change of control of our company.
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
Item 3. Legal Proceedings
Export Compliance

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security ("BIS"), and to the U.S. Treasury Department, Office of Foreign Assets Control ("OFAC"). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. In May 2015, we agreed to a settlement with OFAC pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC. In November 2015, we agreed to a settlement with BIS pursuant to which we agreed to pay $1.5 million as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to BIS.

On April 18, 2016, R. David Hunt, as Seller Representative of the stockholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. To date, we have not yet responded to the complaint, but intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
We may, from time to time, be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the NYSE under the symbol "CUDA." The following table sets forth for the periods indicated the high and low sales prices of our common stock as reported on the NYSE.

	Fiscal 2015				Fiscal 2016
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$44.40	$35.15	$36.72	$40.71	$46.78	$43.22	$29.99	$19.88
Low	$23.53	$23.95	$24.24	$32.00	$35.25	$21.85	$14.77	$9.44
On February 29, 2016, the last reported sale price of our common stock on the NYSE was $12.86 per share.
Holders of Record
As of March 31, 2016, there were 111 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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

The following table summarizes all stock repurchases under our publicly announced stock repurchase program for the periods presented (in thousands, except per share data):

	Total Number of Shares	Average Price Paid Per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
December 1, 2015 to December 31, 2015	—	$—	$42,000
January 1, 2016 to January 31, 2016	799	$10.43	$33,666
February 1, 2016 to February 29, 2016	274	$10.52	$30,784
	1,073	$10.45

Stock Performance Graph
The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the "S&P 500") from November 6, 2013 through February 29, 2016. The graph assumes that $100 was invested on November 6, 2013 in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance.

Item 6. Selected Financial Data
The following selected historical financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements, and the accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
The statements of operations data for fiscal 2016, 2015 and 2014 and the balance sheet data as of February 29, 2016 and February 28, 2015 are derived from our audited financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The statements of operations for fiscal 2013 and 2012 and the balance sheet data as of February 28/29, 2014, 2013 and 2012 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended February 28/29,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Appliance	$89,275	$83,146	$71,914	$59,528	$43,258
Subscription	230,883	194,300	161,873	139,403	117,662
Total revenue	320,158	277,446	233,787	198,931	160,920
Cost of revenue (1)	70,132	58,667	53,768	45,088	34,966
Gross profit	250,026	218,779	180,019	153,843	125,954
Operating expenses:
Research and development (1)	71,251	58,737	47,142	35,167	27,824
Sales and marketing (1)	138,324	125,526	114,024	102,329	84,885
General and administrative (1)	47,338	35,438	29,856	28,777	14,428
Total operating expenses	256,913	219,701	191,022	166,273	127,137
Loss from operations	(6,887)	(922)	(11,003)	(12,430)	(1,183)
Other income (expense), net	(262)	(3,674)	51	(839)	476
Loss before income taxes and non-controlling interest	(7,149)	(4,596)	(10,952)	(13,269)	(707)
Benefit from (provision for) income taxes (2)	2,727	(62,902)	6,565	5,084	453
Consolidated net loss	(4,422)	(67,498)	(4,387)	(8,185)	(254)
Net loss attributable to non-controlling interest	—	—	761	794	859
Net income (loss) attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)	$(7,391)	$605
Net income (loss) attributable to common stockholders	$(4,422)	$(67,498)	$(3,626)	$(9,203)	$466
Net income (loss) per share attributable to common stockholders:
Basic	$(0.08)	$(1.30)	$(0.10)	$(0.29)	$0.01
Diluted	$(0.08)	$(1.30)	$(0.10)	$(0.29)	$0.01
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	53,070	51,898	35,355	32,031	33,829
Diluted	53,070	51,898	35,355	32,031	45,355
_________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended February 28/29,
	2016	2015	2014	2013	2012
	(in thousands)
Cost of revenue	$1,062	$389	$201	$146	$51
Research and development	8,247	4,410	2,374	2,059	766
Sales and marketing	6,566	3,811	2,067	1,182	527
General and administrative	12,971	8,448	6,195	5,400	527
	$28,846	$17,058	$10,837	$8,787	$1,871

(2)
In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

	February 28/29,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$155,048	$192,127	$135,879	$31,645	$128,783
Working capital (deficit) (1)	$(41,875)	$29,070	$30,456	$(67,797)	$61,180
Total assets (1)	$419,804	$389,345	$350,056	$212,248	$283,899
Deferred revenue, current and non-current	$392,774	$373,157	$313,157	$261,243	$217,209
Note payable, current and non-current	$4,383	$4,635	$4,872	$5,094	$5,295
Redeemable convertible preferred stock	$—	$—	$—	$167,554	$40,010
Common stock and additional paid-in capital	$337,491	$316,088	$278,603	$23,108	$13,479
Total stockholders’ deficit (1)	$(32,098)	$(39,084)	$(5,655)	$(259,620)	$(7,583)
_________________

(1)
In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth above in the section titled "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
Overview
Barracuda designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that empower customers to address security threats, improve network performance, and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investment. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions, and responses to customer inquiries.
In October 2015, we acquired Intronis to increase our solution offerings for MSPs. We expect the acquisition to expand our channel reach with the addition of Intronis’ existing customer base and its purpose-built platform designed to streamline how MSPs service the data protection needs of their end-customers and also provide us an opportunity to introduce our security and data protection solutions to the Intronis platform.
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, have been 93%, 94% and 97% in fiscal 2016, 2015 and 2014, respectively. Subscription annual recurring revenue, which is the annualized dollar amount of recurring subscription revenue in the final month of the fiscal year, increased to $255.0 million for fiscal 2016 from $204.8 million for fiscal 2015.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, continue to develop new solutions to promptly respond to our customers’ needs and our ability to successfully integrate acquisitions into our business, particularly Intronis. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality. At the end of fiscal 2016, we had approximately 42,000 multi-solution customers. Of these multi-solution customers, approximately 14,000 purchased three or more of our distinct solutions. At the end of fiscal 2015, we had approximately 35,000 multi-solution customers. Of these multi-solution customers, approximately 11,000 purchased three or more of our distinct solutions. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.
In addition to our cross-sell efforts, our sales and marketing initiatives are primarily focused on higher-growth segments within the security and data protection markets. Our future success will depend in part on our ability to continue to timely identify these higher-growth segments and expand our sales within them. While these areas represent significant opportunities for us, they also pose risks and challenges that we must successfully address in order to sustain the growth of our business and improve our operating results.
Furthermore, our business depends on the overall demand for security and data protection solutions. Weak global economic conditions, particularly market and financial uncertainty and instability in the United States and Europe, or a reduction in security and data protection solution spending even if general economic conditions are unaffected, could adversely impact our business, financial condition and operating results in a number of ways. Additionally, we face significant competition across all of our market segments, and must continue to execute across all functions and add qualified personnel to succeed.

Our Business Model
We invoice at the time of sale for the total price of the solutions we deliver, and we typically collect cash in 30 to 60 days. We refer to the total amount of invoices we issue in a period as gross billings. All of the gross billings we record are recognized as revenue ratably under U.S. generally accepted accounting principles ("GAAP"), once all revenue recognition criteria have been met. Gross billings are initially recorded as deferred revenue, less reserves. The appliance component of our gross billings is recognized ratably as revenue over the estimated customer relationship period, which is typically three years, commencing upon the activation of the unit by the end customer. The subscription component of our gross billings is recognized ratably as revenue over the contractual period of the subscription. Because we bill in advance for the entire term, substantially all of our new and renewal gross billings increase our deferred revenue balance, which contributes significantly to our cash flow.
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

	Year Ended February 28/29,
	2016	2015	2014
Gross billings	$377,515	$364,292	$309,998
Year-over-year percentage increase	4%	18%	17%
Year-over-year percentage increase on a constant currency basis (1)	6%	18%	17%
Adjusted EBITDA	$59,133	$79,105	$52,906
Adjusted EBITDA as a percentage of total revenue	18%	29%	23%
Free cash flow	$46,555	$43,604	$39,412
Free cash flow as a percentage of total revenue	15%	16%	17%
Active subscribers at period end	278,398	243,578	205,421
_________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2015, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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

The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Year Ended February 28/29,
	2016	2015	2014
Total revenue	$320,158	$277,446	$233,787
Total deferred revenue, end of period (1)	392,774	372,862	313,157
Less: total deferred revenue, beginning of period (1)	(372,862)	(313,157)	(261,243)
Add: deferred revenue adjustments	37,445	27,141	24,297
Total change in deferred revenue and adjustments	57,357	86,846	76,211
Gross billings	$377,515	$364,292	$309,998
Year-over-year percentage increase	4%	18%	17%
Year-over-year percentage increase on a constant currency basis (2)	6%	18%	17%
_________________

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

(2)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 28, 2015, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

Gross billings increased 4% from fiscal 2015 to 2016 and 18% from fiscal 2014 to 2015. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. The decrease in the growth rate of gross billings for fiscal 2016 was primarily driven by weakness experienced in EMEA and in our data protection business. Additionally, in fiscal 2016, we observed a shift in customer deployments as customers moved from on-premises to hybrid, public cloud, SaaS and managed service provider solutions. These trends have led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluate their long-term strategies. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which includes other expense (income), net, provision for (benefit from) income taxes, acquisition and other non-recurring charges, stock-based compensation expense, amortization of intangible assets and depreciation expense. Because of our business model, where revenue from gross billings is recognized ratably over subsequent periods, substantially all of our gross billings increase deferred revenue. Therefore, we believe that adjusting net income (loss) for increases in deferred revenue and increases in the associated deferred costs provides another indication of profitability from our operations. We use adjusted EBITDA to measure our performance, prepare our budgets and establish metrics for variable compensation. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our core operating performance and to better measure our performance on a consistent basis from period to period.

The following table reconciles net loss attributable to Barracuda Networks, Inc. to adjusted EBITDA (in thousands, except percentages):

	Year Ended February 28/29,
	2016	2015	2014
Net loss attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)
Total deferred revenue, end of period (1)	392,774	372,862	313,157
Less: total deferred revenue, beginning of period (1)	(372,862)	(313,157)	(261,243)
Less: total deferred costs, end of period	(58,962)	(57,936)	(50,279)
Total deferred costs, beginning of period	57,936	50,279	39,470
Other expense (income), net	262	3,674	(51)
Provision for (benefit from) income taxes	(2,727)	62,902	(6,565)
Depreciation, amortization and impairment expense (2)	13,300	8,631	9,361
Stock-based compensation expense	28,846	17,058	10,837
Acquisition and other non-recurring charges (3)	4,988	2,290	1,845
Adjusted EBITDA	$59,133	$79,105	$52,906
Adjusted EBITDA as a percentage of total revenue	18%	29%	23%
_________________

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

(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal and impairment of long-lived assets.

(3)
In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the "Acquisition and Other Non-Recurring Charges" section below for additional details regarding these charges.

Adjusted EBITDA increased from $52.9 million in fiscal 2014 to $79.1 million in fiscal 2015 and decreased to $59.1 million in fiscal 2016. The decrease in adjusted EBITDA from fiscal 2015 to fiscal 2016 was primarily driven by lower deferred revenue growth of $39.8 million, which was affected by the same factors impacting gross billings.
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
The following table reconciles cash provided by operating activities to free cash flow (in thousands, except percentages):

	Year Ended February 28/29,
	2016	2015	2014
Cash provided by operating activities	$49,266	$54,104	$42,210
Less: purchases of property and equipment	(7,818)	(12,517)	(7,616)
Acquisition and other non-recurring charges (1)	5,107	2,017	4,818
Free cash flow	$46,555	$43,604	$39,412
Free cash flow as a percentage of total revenue	15%	16%	17%
_________________

(1)
In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. Refer to the "Acquisition and Other Non-Recurring Charges" section below for additional details regarding these charges.
Free cash flow increased from $39.4 million in fiscal 2014 to $43.6 million in fiscal 2015 and increased to $46.6 million in fiscal 2016. The increase in free cash flow in fiscal 2016 was driven primarily by a decrease of $4.7 million in purchases of property and equipment. The increase in free cash flow in fiscal 2015 was primarily driven by increased sales, partially offset by our increased capital expenditures, including investments in our data centers and expansion of our corporate headquarters.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of February 29, 2016, February 28, 2015 and February 28, 2014, we had 278,398, 243,578 and 205,421 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers. In fiscal 2016, we renewed 93% of the expiring subscriptions, on a dollar basis, as we continued to see more customers opt for ratable subscription form factors and shorter contract lengths.
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, gross billings, adjusted EBITDA and free cash flow are not substitutes for total revenue, net income (loss) and cash provided by operating activities, respectively. Second, other companies may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Finally, adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation and depreciation, amortization and impairment expenses, which are recurring. Therefore adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future.
Acquisition and Other Non-Recurring Charges

In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to our acquisitions, CEO transition, export compliance and intellectual property settlements as our "acquisition and other non-recurring charges" throughout this Annual Report on Form 10-K. These costs consist of the following:

Acquisition costs. Acquisition costs include the legal, valuation consulting and other expenses incurred in connection with acquisitions, the fair value remeasurements of contingent considerations, the expenses under the terms of certain acquisition and incentive agreements, the expenses due to acquiring the remaining outstanding equity of certain subsidiaries and other non-recurring expenses, and are classified within operating expenses in our consolidated statements of operations.
CEO transition. CEO transition costs include the severance payments made to our former chief executive officer and related legal expenses, as well as recruitment and other fees related to the hiring of our new chief executive officer. These costs also include costs and bonuses related to the office of the CEO and bonuses for certain executives paid in connection with the transition.

Export compliance. Export compliance costs include the settlement payments and the legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission and final resolution of all issues associated with our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expense in our consolidated statements of operations.

Intellectual property settlement. Intellectual property settlement costs represent the allocated charges for the resolution of any past intellectual property infringement claims and are classified as general and administrative expense in our consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Acquisition costs	$1,142	$2,114	$1,406
Export compliance	1,570	176	439
Intellectual property settlements	2,276	—	—
	$4,988	$2,290	$1,845
The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Acquisition costs	$2,524	$1,893	$1,333
CEO transition	—	—	1,946
Export compliance	1,583	124	1,539
Intellectual property settlements	1,000	—	—
	$5,107	$2,017	$4,818
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

•
Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscription terms include monthly and annual terms ranging from one year to five years, the substantial majority of which are for one year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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
Operating Expenses
Our operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation expense and travel-related expenses. Operating expenses also include allocated overhead costs for facilities, IT and depreciation. We expect operating expenses to increase in absolute dollars, although they may fluctuate as a percentage of total revenue from period to period, as we continue to grow. In particular, we expect our stock-based compensation expense to increase in absolute dollars as a result of our existing stock-based compensation expense to be recognized as options and restricted stock units ("RSUs") vest and as we issue additional stock-based awards to attract and retain employees.

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

•
Sales and marketing. Our sales and marketing expenses consist primarily of advertising, as well as salaries, commissions, benefits and stock-based compensation for our employees and executives engaged in sales, sales support, marketing, business development and customer service functions. Our advertising expenses include the costs of cooperative marketing programs developed with our channel partners and other marketing programs such as online lead generation, promotional events and web seminars. We market and sell our subscription services worldwide through our sales organization and distribution channels, such as strategic resellers and distributors. We capitalize and amortize the direct and incremental portion of our sales commissions over the period the related revenue is recognized. We expect sales and marketing expenses to continue to increase in absolute dollars as we increase the size of our sales and marketing organizations, although our sales and marketing expenses may fluctuate as a percentage of total revenue

•
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our finance, legal, regulatory and compliance, human resources and other administrative employees and executives. In addition, general and administrative expenses include outside consulting, legal and accounting services and facilities and other supporting overhead costs. We expect general and administrative expenses to increase in absolute dollars due to accounting, insurance, investor relations and other costs associated with being a public company, although our general and administrative expenses may fluctuate as a percentage of total revenue.

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

	Year Ended February 28/29,
	2016	2015	2014
Revenue:
Appliance	$89,275	$83,146	$71,914
Subscription	230,883	194,300	161,873
Total revenue	320,158	277,446	233,787
Cost of revenue	70,132	58,667	53,768
Gross profit	250,026	218,779	180,019
Operating expenses:
Research and development	71,251	58,737	47,142
Sales and marketing	138,324	125,526	114,024
General and administrative	47,338	35,438	29,856
Total operating expenses	256,913	219,701	191,022
Loss from operations	(6,887)	(922)	(11,003)
Other income (expense), net	(262)	(3,674)	51
Loss before income taxes and non-controlling interest	(7,149)	(4,596)	(10,952)
Benefit from (provision for) income taxes	2,727	(62,902)	6,565
Consolidated net loss	(4,422)	(67,498)	(4,387)
Net loss attributable to non-controlling interest	—	—	761
Net loss attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)

	Year Ended February 28/29,
	2016	2015	2014
Revenue:
Appliance	28%	30%	31%
Subscription	72	70	69
Total revenue	100	100	100
Cost of revenue	22	21	23
Gross profit	78	79	77
Operating expenses:
Research and development	22	21	20
Sales and marketing	43	45	49
General and administrative	15	13	13
Total operating expenses	80	79	82
Loss from operations	(2)	—	(5)
Other income (expense), net	—	(1)	—
Loss before income taxes and non-controlling interest	(2)	(1)	(5)
Benefit from (provision for) income taxes	1	(23)	3
Consolidated net loss	(1)	(24)	(2)
Net loss attributable to non-controlling interest	—	—	—
Net loss attributable to Barracuda Networks, Inc.	(1)%	(24)%	(2)%

Comparison of the Fiscal Years Ended February 29, 2016 and February 28, 2015
Revenue

	Year Ended February 28/29,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Appliance	$89,275	$83,146	$6,129	7%
Subscription	230,883	194,300	36,583	19
	$320,158	$277,446	$42,712	15%
Total revenue increased $42.7 million, or 15%, for fiscal 2016 compared to fiscal 2015. Subscription revenue increased by $36.6 million, or 19%, primarily due to a 14% increase in active subscribers from 243,578 active subscribers as of February 28, 2015 to 278,398 active subscribers as of February 29, 2016. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue grew by $6.1 million, or 7%, due to increased demand for our solutions, however, the growth rate decreased from the previous period due to an increasing number of customers shifting from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service provider solutions.
Cost of Revenue and Gross Margin

	Year Ended February 28/29,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$70,132		$58,667		$11,465	20%
Gross profit	$250,026	78%	$218,779	79%	$31,247	14%
Cost of revenue increased for fiscal 2016 compared to fiscal 2015 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin decreased slightly in fiscal 2016 compared to fiscal 2015. The slight decrease was primarily due to product mix shift and increased amortization of intangible assets and depreciation expenses. Additionally, our gross margin is generally impacted by the timing of investments in our cloud-based infrastructure and our technical support.
Operating Expenses

	Year Ended February 28/29,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Research and development	$71,251	22%	$58,737	21%	$12,514	21%
Sales and marketing	138,324	43	125,526	45	12,798	10
General and administrative	47,338	15	35,438	13	11,900	34
	$256,913	80%	$219,701	79%	$37,212	17%
Research and development expense increased $12.5 million, or 21%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $5.9 million in compensation and personnel related costs primarily attributable to a 9% increase in the average research and development headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis in

October 2015, $3.8 million in stock-based compensation expense, $0.9 million in consulting costs, $0.8 million in IT-related infrastructure expenses, $0.4 million in internal use development equipment and service, $0.3 million in travel and other related costs and $0.2 million in license and service fees. As a percentage of total revenue, research and development expense remained consistent year over year.
Sales and marketing expense increased $12.8 million, or 10%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $7.6 million in compensation and personnel related costs, primarily attributable to an 18% increase in the average sales and marketing headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis, $2.8 million in stock-based compensation expense, $1.2 million in amortization expense associated with the acquisition of Intronis and impairment charges related to certain acquisition-related customer relationship assets and $0.7 million in IT-related infrastructure expenses. As a percentage of total revenue, sales and marketing expense slightly decreased year over year primarily due to a reversal of estimated contingent consideration obligations, which resulted in a $1.3 million reduction of compensation and personnel related costs.
General and administrative expense increased $11.9 million, or 34%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $4.8 million in legal, compliance and consulting costs, which included a $2.3 million settlement charge for intellectual property matters and a $1.5 million settlement related to export compliance, $4.5 million in stock-based compensation expense, $0.9 million in compensation and personnel related costs, primarily attributable to a 4% increase in the average general and administrative headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis, $0.6 million in equipment and software expense, $0.6 million in depreciation expense and $0.2 million in payment processing costs. As a percentage of total revenue, general and administrative expense slightly increased year over year primarily due to increased legal and settlement costs.
Other Income (Expense), Net

	Year Ended February 28/29,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense, net	$(262)	$(3,674)	$3,412	NM
The change in other expense, net was due primarily to a decrease of $3.5 million in net foreign exchange losses during fiscal 2016 compared to fiscal 2015.
Benefit from (Provision for) Income Taxes

	Year Ended February 28/29,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$2,727	$(62,902)	$65,629	NM
We recorded an income tax benefit of $2.7 million for fiscal 2016 and an income tax provision of $62.9 million for fiscal 2015. We established a valuation allowance in fiscal 2015 against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support the reversal of the valuation allowances. The difference between the income tax benefit that would be derived by applying the statutory rate to our loss before tax and the income tax benefit actually recorded for fiscal 2016 is primarily due to the change in the valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items, offset by the tax benefit from the tax credits.

Comparison of the Fiscal Years Ended February 28, 2015 and 2014
Revenue

	Year Ended February 28,
	2015	2014	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Appliance	$83,146	$71,914	$11,232	16%
Subscription	194,300	161,873	32,427	20
	$277,446	$233,787	$43,659	19%
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
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended February 29, 2016, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
	(in thousands)
Revenue:
Appliance	$21,650	$21,655	$22,288	$23,682	$20,942	$20,692	$20,676	$20,836
Subscription	62,076	58,432	56,083	54,292	51,236	49,715	47,976	45,373
Total revenue	83,726	80,087	78,371	77,974	72,178	70,407	68,652	66,209
Cost of revenue	19,879	18,352	15,935	15,966	15,779	14,438	14,044	14,406
Gross profit	63,847	61,735	62,436	62,008	56,399	55,969	54,608	51,803
Operating expenses:
Research and development	17,120	18,629	17,502	18,000	16,570	15,389	13,826	12,952
Sales and marketing	33,504	36,218	34,470	34,132	31,621	33,395	31,031	29,479
General and administrative	10,998	14,872	10,770	10,698	9,491	8,759	8,624	8,564
Total operating expenses	61,622	69,719	62,742	62,830	57,682	57,543	53,481	50,995
Income (loss) from operations	2,225	(7,984)	(306)	(822)	(1,283)	(1,574)	1,127	808
Other income (expense), net	604	(395)	97	(568)	(1,147)	(1,789)	(681)	(57)
Income (loss) before income taxes	2,829	(8,379)	(209)	(1,390)	(2,430)	(3,363)	446	751
Benefit from (provision for) income taxes (1)	406	6,793	(2,030)	(2,442)	(65,921)	3,327	292	(600)
Net income (loss)	$3,235	$(1,586)	$(2,239)	$(3,832)	$(68,351)	$(36)	$738	$151
Net income (loss) per share – basic	$0.06	$(0.03)	$(0.04)	$(0.07)	$(1.30)	$—	$0.01	$—
Net income (loss) per share – diluted	$0.06	$(0.03)	$(0.04)	$(0.07)	$(1.30)	$—	$0.01	$—
_________________

(1)
In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Revenue:
Appliance	26%	27%	28%	30%	29%	29%	30%	31%
Subscription	74	73	72	70	71	71	70	69
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	24	23	20	20	22	21	20	22
Gross profit	76	77	80	80	78	79	80	78
Operating expenses:
Research and development	20	23	22	23	23	22	20	20
Sales and marketing	40	45	44	44	44	47	45	44
General and administrative	13	19	14	14	13	12	13	13
Total operating expenses	73	87	80	81	80	81	78	77
Income (loss) from operations	3	(10)	—	(1)	(2)	(2)	2	1
Other income (expense), net	1	—	—	(1)	(2)	(3)	(1)	—
Income (loss) before income taxes	4	(10)	—	(2)	(4)	(5)	1	1
Benefit from (provision for) income taxes (1)	—	8	(3)	(3)	(91)	5	—	(1)
Net income (loss)	4%	(2)%	(3)%	(5)%	(95)%	—%	1%	—%
_________________

(1)
In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

Key Metrics
The following table presents unaudited key metrics for each of the eight quarters through February 29, 2016. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
	(in thousands, except active subscribers and percentages)
Gross billings	$95,788	$89,008	$98,445	$94,274	$96,125	$91,532	$89,035	$87,600
Period-over-period percentage increase	8%	(10)%	4%	(2)%	5%	3%	2%
Adjusted EBITDA	$15,039	$10,648	$17,655	$15,791	$20,206	$19,492	$19,980	$19,427
Adjusted EBITDA as a percentage of total revenue	18%	13%	23%	20%	28%	28%	29%	29%
Free cash flow	$16,450	$3,663	$21,130	$5,312	$16,239	$9,483	$13,679	$4,203
Free cash flow as a percentage of total revenue	20%	5%	27%	7%	22%	13%	20%	6%
Active subscribers as of period end	278,398	269,467	261,613	252,460	243,578	234,955	225,600	214,339
The following table reconciles total revenue to gross billings (in thousands):

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Total revenue	$83,726	$80,087	$78,371	$77,974	$72,178	$70,407	$68,652	$66,209
Total deferred revenue, end of period (1)	392,774	391,617	389,835	381,003	372,862	357,694	342,663	328,488
Less: total deferred revenue, beginning of period (1)	(391,617)	(389,835)	(381,003)	(372,862)	(357,694)	(342,663)	(328,488)	(313,157)
Add: deferred revenue adjustments	10,905	7,139	11,242	8,159	8,779	6,094	6,208	6,060
Total change in deferred revenue and adjustments	12,062	8,921	20,074	16,300	23,947	21,125	20,383	21,391
Gross billings	$95,788	$89,008	$98,445	$94,274	$96,125	$91,532	$89,035	$87,600
_________________

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

The following table reconciles net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Net income (loss)	$3,235	$(1,586)	$(2,239)	$(3,832)	$(68,351)	$(36)	$738	$151
Total deferred revenue, end of period (1)	392,774	391,617	389,835	381,003	372,862	357,694	342,663	328,488
Less: total deferred revenue, beginning of period (1)	(391,617)	(389,835)	(381,003)	(372,862)	(357,694)	(342,663)	(328,488)	(313,157)
Less: total deferred costs, end of period	(58,962)	(59,255)	(60,214)	(59,255)	(57,936)	(56,114)	(54,582)	(52,549)
Total deferred costs, beginning of period	59,255	60,214	59,255	57,936	56,114	54,582	52,549	50,279
Other expense (income), net	(604)	395	(97)	568	1,147	1,789	681	57
Provision for (benefit from) income taxes	(406)	(6,793)	2,030	2,442	65,921	(3,327)	(292)	600
Depreciation, amortization and impairment expense	5,373	3,458	2,295	2,174	2,091	2,118	2,335	2,087
Stock-based compensation expense	7,430	7,706	7,166	6,544	5,376	4,864	3,736	3,082
Acquisition and other non-recurring charges (2)	(1,439)	4,727	627	1,073	676	585	640	389
Adjusted EBITDA	$15,039	$10,648	$17,655	$15,791	$20,206	$19,492	$19,980	$19,427
_________________

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

(2)	The following table details the acquisition and other non-recurring charges affecting adjusted EBITDA (in thousands):

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Acquisition costs	$(1,426)	$929	$622	$1,017	$629	$525	$588	$372
Export compliance	(13)	1,522	5	56	47	60	52	17
Intellectual property settlement	—	2,276	—	—	—	—	—	—
Total acquisition and other non-recurring charges	$(1,439)	$4,727	$627	$1,073	$676	$585	$640	$389
The following table reconciles cash provided by operating activities to free cash flow (in thousands):

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Cash provided by operating activities	$15,395	$5,252	$22,317	$6,302	$21,030	$12,192	$15,475	$5,407
Less: purchases of property and equipment	(2,318)	(2,057)	(1,567)	(1,876)	(5,458)	(3,284)	(2,186)	(1,589)
Acquisition and other non-recurring charges (1)	3,373	468	380	886	667	575	390	385
Free cash flow	$16,450	$3,663	$21,130	$5,312	$16,239	$9,483	$13,679	$4,203
_________________

(1)	The following table details the acquisition and other non-recurring charges affecting free cash flow (in thousands):

	Three Months Ended
	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015	February 28, 2015	November 30, 2014	August 31, 2014	May 31, 2014
Acquisition costs	$866	$456	$372	$830	$580	$569	$372	$372
Export compliance	1,507	12	8	56	87	6	18	13
Intellectual property settlement	1,000	—	—	—	—	—	—	—
Total acquisition and other non-recurring charges	$3,373	$468	$380	$886	$667	$575	$390	$385
Quarterly Revenue Trends
Our quarterly total revenue has increased sequentially for all periods presented. In the three months ended February 29, 2016, our subscription revenue increased by $3.6 million, or 6%, from $58.4 million in the three months ended November 30, 2015 to $62.1 million in the three months ended February 29, 2016. Our subscription revenue is growing at a higher rate than our appliance revenue primarily due to customers continuing to shift from on-premises deployments of IT infrastructure to hybrid, public cloud, SaaS and managed service provider solutions.
Our total revenue has not been significantly impacted by seasonality.
Quarterly Gross Margin Trends
Gross profit increased sequentially for all periods presented, except the third quarter of fiscal 2016, and total gross margin was consistently between 76% and 80% for all periods presented. Our cost of revenue has increased as a function of gross billings growth. Gross margin declined in fiscal 2016 primarily due to additional amortization of intangible assets related to the acquisition of Intronis, while we experienced gross margin improvements in fiscal 2015 primarily due to certain acquisition related intangible assets being fully amortized and lower inventory reserve adjustments during the fiscal year.
Quarterly Operating Expenses Trends
Total operating expenses increased sequentially for all periods presented except the second and fourth quarter of fiscal 2016. The increases were primarily due to the addition of personnel in connection with the expansion of our business and the acquisition of Intronis. During fiscal 2016, headcount increased by 9% year over year. The timing of acquisition and other non-recurring charges also impacted our operating expenses. In fiscal 2016, we incurred charges associated with the resolution of a self-reported export compliance matter, the settlement of an intellectual property matter and transaction costs associated with our acquisitions, which primarily caused the higher operating expenses in the third fiscal quarter of 2016 as compared to the other fiscal 2016 quarters. Our sales and marketing expense may experience variability based on the timing of our marketing programs and will be dependent on the timing of strategic initiatives and investment opportunities.
Quarterly Non-GAAP Financial Measure Trends
Gross billings. Our quarterly gross billings results reflect some seasonality in sales of our solutions. We typically have seasonally higher gross billings in our first and fourth quarters, as the first quarter generally experiences stronger renewals and the fourth quarter is generally driven by demand related to calendar year-end budget needs. In fiscal 2016, we experienced lower than expected growth rates due to weakness experienced in the EMEA region and in our data protection business. Additionally, in fiscal 2016, we observed a shift in customer deployments as customers moved from on-premises to hybrid, public cloud, SaaS and managed service provider solutions. These trends have led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluate their long-term strategies. The second quarter of fiscal 2016 sequentially increased due to the timing of certain larger sales which occurred in the second quarter as opposed to the first quarter due to longer sales cycles associated with such larger sales.
Adjusted EBITDA. Adjusted EBITDA is subject to the same seasonality trends that affect gross billings, since adjusted EBITDA adds back the increase in deferred revenue during the period to net income (loss). Additionally, adjusted EBITDA is subject to quarterly changes based on investment objectives and the timing of sales and marketing expenses based on strategic initiatives.

The trends in adjusted EBITDA from period to period were based primarily upon changes in gross billings and operating expenses. Generally, operating expenses increased in fiscal 2016 primarily related to investments in headcount and growth initiatives. However, the lower than expected gross billings has impacted adjusted EBITDA compared to fiscal 2015.
Free cash flow. Free cash flow is impacted by the seasonality trends in gross billings and adjusted EBITDA discussed above. Additionally, free cash flow is subject to the timing of investments in capital expenditures, which principally relate to investment in cloud and corporate infrastructure required to support the growth of our business. While our management plans for these types of infrastructure investments, the timing of the investment is driven, most importantly, by customer need, and can vary from our plan.
The trends in free cash flow during the periods presented were primarily impacted by the trends in our gross billings and adjusted EBITDA. The increase in free cash flow in the three months ended February 29, 2016 were driven primarily by an increase in our net cash provided by operating activities as a result of positive working capital changes coupled with the timing of certain payments which were paid in the subsequent period compared to when the expense was recorded.
Active Subscribers. To date, changes in active subscribers have not been materially impacted by seasonal trends. The increase and linearity of the active subscribers is related to our ability to maintain a high renewal rate of subscriptions. Active subscribers are also impacted by our ability to attract and acquire new customers. In fiscal 2016, we renewed 93% of the expiring subscriptions, on a dollar basis, as we continued to see more customers opt for ratable subscription form factors and shorter contract lengths.
Liquidity and Capital Resources

	Year Ended February 28/29,
	2016	2015	2014
	(in thousands)
Cash provided by operating activities	$49,266	$54,104	$42,210
Cash used in investing activities	$(61,744)	$(59,539)	$(14,913)
Cash provided by (used in) financing activities	$(20,396)	$21,704	$78,503
As of February 29, 2016, we had cash and cash equivalents of $118.7 million, of which approximately $15.2 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $36.4 million as of February 29, 2016. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes. During the third quarter of fiscal 2016, we acquired Intronis and paid cash consideration of $58.4 million and held back an additional $7.0 million for potential indemnification obligations of the equityholders of Intronis. As a result of purchase price adjustments set forth in the merger agreement, the total purchase consideration was reduced by $0.2 million for working capital adjustments and the initial hold back amount was adjusted accordingly in the fourth quarter of fiscal 2016.
Furthermore, we renewed our $25.0 million credit facility with Silicon Valley Bank ("SVB") to expire in November 2016. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 29, 2016. Refer to Note 9 of the Consolidated Financial Statements for additional information on the credit facility.
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

In addition, as described in the section "Legal Proceedings" we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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
For fiscal 2016, operating activities provided $49.3 million in cash as a result of non-cash charges of $30.9 million and a net change of $22.8 million in our net operating assets and liabilities, partially offset by a net loss of $4.4 million. Non-cash charges primarily included changes in deferred income taxes, stock-based compensation and depreciation, amortization and impairment expenses. The net change in our operating assets and liabilities was primarily the result of a $19.0 million increase in deferred revenue due to an increase in sales.
For fiscal 2015, operating activities provided $54.1 million in cash as a result of non-cash charges of $76.5 million and a net change of $45.1 million in our net operating assets and liabilities, partially offset by a net loss of $67.5 million. Non-cash charges primarily included changes in deferred income taxes, stock-based compensation and depreciation and amortization expenses. The non-cash change in deferred income taxes was primarily due to a valuation allowance established against significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets. The net change in our operating assets and liabilities was primarily the result of a $59.3 million increase in deferred revenue due to an increase in sales, which also resulted in an offsetting effect from increased accounts receivable of $12.9 million.
For fiscal 2014, operating activities provided $42.2 million in cash as a result of a net change of $40.6 million in our net operating assets and liabilities and non-cash charges of $6.0 million, partially offset by a net loss of $4.4 million. Non-cash charges primarily included stock-based compensation and depreciation and amortization expenses, offset by deferred income taxes. The net change in our operating assets and liabilities was primarily the result of a $51.8 million increase in deferred revenue resulting from an increase in sales.
Investing Activities
Our investing activities have generally consisted of transactions related to marketable and non-marketable securities, purchases of property and equipment, and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.
For fiscal 2016, cash used in investing activities was $61.7 million and primarily related to our acquisition of Intronis and other acquisition related payments of $56.9 million, purchases of marketable securities of $26.0 million, purchases of property and equipment of $7.8 million and investments of $1.4 million in non-marketable securities, partially offset by proceeds from the sale and maturity of certain marketable securities of $30.4 million.
For fiscal 2015, cash used in investing activities was $59.5 million and primarily related to purchases of marketable and non-marketable securities of $43.2 million, purchases of property and equipment of $12.5 million and our acquisition of C2C and acquisition related escrow payments of $4.8 million.
For fiscal 2014, cash used in investing activities was $14.9 million and primarily related to our acquisition of CudaSign (formerly SignNow, Inc.) and acquisition related contingent consideration payments totaling $8.5 million and $7.6 million in purchases of property and equipment.
Our annual capital expenditures generally have varied between approximately 2% and 5% of annual total revenue. We believe future capital expenditures are likely to be consistent with historical experience with variations above or below the range depending upon specific strategic opportunities.
Financing Activities

Our financing activities generally consisted of proceeds from the sale of our common stock in our IPO, equity related transactions, including proceeds from the exercises of employee stock options, excess tax benefits from equity incentive plans and tax payments associated with the net share settlements of equity awards, and repurchases of common stock.
For fiscal 2016, cash used in financing activities was $20.4 million and primarily related to repurchases of our common stock of $19.2 million, tax payments of $6.7 million related to net share settlements of equity awards and payments of $2.5 million related to remittances to tax authorities for employee equity transactions. These cash outflows were partially offset by proceeds from stock option exercises of $4.8 million and excess tax benefits from equity compensation plans of $3.8 million.
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
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of February 29, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$9,317	$3,178	$4,435	$1,704	$—
Debt obligations (2)	4,383	268	4,115	—	—
Interest payable associated with debt obligations (2)	370	265	105	—	—
Unrecognized purchase commitments (3)	28,606	21,306	7,300	—	—
	$42,676	$25,017	$15,955	$1,704	$—
_________________

(1)	Consists of contractual obligations from office space and equipment under non-cancelable operating leases.

(2)	In December 2011, as part of the purchase of our corporate headquarters, we assumed debt obligations of $5.3 million bearing interest at 6.23% per year.

(3)
Consists of future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations.

The contractual obligation table above excludes tax liabilities of $6.4 million related to gross unrecognized tax benefits because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments. Additionally, we agreed to make contingent consideration payments as part of certain acquisitions, which are not included in the table above. As of February 29, 2016, we estimated the fair value of the contingent consideration liabilities to be $1.3 million. Refer to Note 3 to Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements
Through February 29, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Revenue Recognition
We typically provide access to our solutions through appliances and related subscription agreements, whereby the customer is charged an upfront fee for the appliance and is required to purchase a related subscription agreement. The subscription agreements are subject to customer renewal at the end of each subscription period. Our appliances contain hardware and embedded proprietary software. The subscriptions, referred to as Barracuda Energize Updates, provide hourly spam, anti-malware and security updates, and are required to be purchased to access our solutions. The subscriptions also entitle customers to phone support and software updates on a when and if available basis. We have determined that the elements of our customer arrangements, where an appliance and subscription are both purchased, do not qualify for treatment as a separate unit of accounting. Accordingly, all fees received under these customer agreements are accounted for as a single unit of accounting, and, except for any upfront fees for the appliance, such fees are recognized ratably on a daily basis over the term of the subscription agreement. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Subscription revenue is recognized ratably over the term of the license. Recognition of revenue commences when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collectability is deemed reasonably assured and the services have commenced.
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
Our option-pricing model utilizes the estimated fair value of our common stock and requires the input of highly subjective assumptions, such as the expected term of the option, the expected volatility of the price of our common stock, risk-

free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.
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

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer relationships and acquired developed technology and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.
Intangible and Long-Lived Assets
Intangible assets consist of customer relationships, trade names, acquired technology, developed software, in-process research and development and patents. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives. We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value.
Long-lived assets, including property and equipment, long-term prepayments, and intangible assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.
Impairment of Marketable and Non-Marketable Securities
We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write-down the security to its fair value.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
A portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant currency exposures are the Euro, the Japanese yen and the British pound. Our reported revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statement of operations. For fiscal 2016, net gains (losses) were not significant. We recognized net foreign exchange (losses) gains of $(3.6) million and $0.1 million for fiscal 2015 and 2014, respectively, in other income (expense), net in the consolidated statement of operations.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair value of our contracts as of February 29, 2016 was not significant.

Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $155.0 million and $192.1 million as of February 29, 2016 and February 28, 2015, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of our investments are subject to market risk in which changes in the prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term marketable securities in a variety of instruments, such as money market funds, government and corporate debt securities and asset- and mortgage-backed securities. We typically invest in highly-rated securities and our investment policy limits the amount of credit exposure to any one issuer. The risk associated with fluctuating interest rates relates primarily to our portfolio of marketable securities. A hypothetical 100 basis point increase in interest rates would not have a significant impact to our results of operations.

Item 8. Financial Statements and Supplementary Data
BARRACUDA NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Barracuda Networks, Inc.

We have audited the accompanying consolidated balance sheets of Barracuda Networks, Inc. as of February 29, 2016 and February 28, 2015, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the three years in the period ended February 29, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barracuda Networks, Inc. at February 29, 2016 and February 28, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 29, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Jose, California
May 3, 2016

BARRACUDA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of February 28/29,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$118,654	$151,373
Marketable securities	36,394	40,754
Accounts receivable, net of allowance for doubtful accounts of $2,018 and $1,531 as of February 29, 2016 and February 28, 2015, respectively	36,520	40,725
Inventories, net	5,648	4,454
Prepaid income taxes	7,645	8,245
Deferred costs	31,943	30,221
Deferred income taxes	—	479
Other current assets	4,805	4,015
Total current assets	241,609	280,266
Property and equipment, net	31,910	27,839
Deferred costs, non-current	27,019	27,715
Deferred income taxes, non-current	2,992	443
Other non-current assets	7,293	4,123
Intangible assets, net	39,386	9,217
Goodwill	69,595	39,742
Total assets	$419,804	$389,345
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$15,939	$16,356
Accrued payroll and related benefits	12,371	11,656
Other accrued liabilities	19,495	12,465
Deferred revenue	235,411	209,904
Deferred income taxes	—	563
Note payable	268	252
Total current liabilities	283,484	251,196
Long-term liabilities:
Deferred revenue, non-current	157,363	163,253
Deferred income taxes, non-current	2,478	2,396
Note payable, non-current	4,115	4,383
Other long-term liabilities	4,462	7,201
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,135,194 and 52,881,002 shares issued and outstanding as of February 29, 2016 and February 28, 2015, respectively	52	53
Additional paid-in capital	337,439	316,035
Accumulated other comprehensive loss	(4,509)	(4,233)
Accumulated deficit	(365,080)	(350,939)
Total stockholders’ deficit	(32,098)	(39,084)
Total liabilities and stockholders’ deficit	$419,804	$389,345
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended February 28/29,
	2016	2015	2014
Revenue:
Appliance	$89,275	$83,146	$71,914
Subscription	230,883	194,300	161,873
Total revenue	320,158	277,446	233,787
Cost of revenue	70,132	58,667	53,768
Gross profit	250,026	218,779	180,019
Operating expenses:
Research and development	71,251	58,737	47,142
Sales and marketing	138,324	125,526	114,024
General and administrative	47,338	35,438	29,856
Total operating expenses	256,913	219,701	191,022
Loss from operations	(6,887)	(922)	(11,003)
Other income (expense), net	(262)	(3,674)	51
Loss before income taxes and non-controlling interest	(7,149)	(4,596)	(10,952)
Benefit from (provision for) income taxes	2,727	(62,902)	6,565
Consolidated net loss	(4,422)	(67,498)	(4,387)
Net loss attributable to non-controlling interest	—	—	761
Net loss attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)
Net loss per share attributable to Barracuda Networks, Inc. common stockholders:
Basic and diluted	$(0.08)	$(1.30)	$(0.10)
Weighted-average shares used to compute net loss per share attributable to Barracuda Networks, Inc. common stockholders:
Basic and diluted	53,070	51,898	35,355
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended February 28/29,
	2016	2015	2014
Net loss attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(669)	(3,408)	352
Available-for-sale investments:
Change in net unrealized gain (loss) (net of tax effect of $0, $5 and $13)	403	(8)	(19)
Less: reclassification adjustment for net gains included in net loss (net of tax effect of $5, $0 and $23)	(10)	—	(38)
Net change	393	(8)	(57)
Other comprehensive income (loss)	(276)	(3,416)	295
Comprehensive loss attributable to Barracuda Networks, Inc.	$(4,698)	$(70,914)	$(3,331)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2013	10,050,254	$40,010	7,575,973	$127,544	28,091,081	$28	$23,080	$(1,112)	$(279,131)	$(257,135)	$(2,485)	$(259,620)
Issuance of common stock in connection with initial public offering, net of offering costs					4,761,000	5	75,485			75,490		75,490
Conversion of convertible preferred stock to common stock in connection with initial public offering	(10,050,254)	(40,010)	(7,575,973)	(127,544)	17,626,227	18	167,536			167,554		167,554
Issuance of common stock					769,191	1	3,309			3,310		3,310
Tax withholding related to net share settlement of equity awards					(158,049)	—	(3,101)			(3,101)		(3,101)
Repurchase of common stock					(44,254)	—	(39)		(684)	(723)		(723)
Stock-based compensation							10,837			10,837		10,837
Excess tax benefits from equity compensation plans							1,513			1,513		1,513
Repayment of employee loans, net							3,048			3,048		3,048
Options assumed in acquisition							129			129		129
Non-controlling interest							(3,246)			(3,246)	3,246	—
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect								(57)		(57)		(57)
Foreign currency translation adjustment								352		352		352
Net loss									(3,626)	(3,626)	(761)	(4,387)
Balance as of February 28, 2014	—	$—	—	$—	51,045,196	$52	$278,551	$(817)	$(283,441)	$(5,655)	$—	$(5,655)

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

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT (CONTINUED)
(in thousands, except share data)

					Stockholders’ Deficit
	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Deficit Controlling Interest	Total Stockholders’ Deficit Non- controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of February 28, 2015	—	$—	—	$—	52,881,002	$53	$316,035	$(4,233)	$(350,939)	$(39,084)	$—	$(39,084)
Issuance of common stock					1,019,686	1	4,844			4,845		4,845
Tax withholding related to net share settlement of equity awards					(262,511)	—	(6,734)			(6,734)		(6,734)
Repurchase of common stock					(1,502,983)	(2)	(9,495)		(9,719)	(19,216)		(19,216)
Stock-based compensation							28,846			28,846		28,846
Excess tax benefits from equity compensation plans							3,788			3,788		3,788
Repayment of employee loans, net							155			155		155
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect								393		393		393
Foreign currency translation adjustment								(669)		(669)		(669)
Net loss									(4,422)	(4,422)		(4,422)
Balance as of February 29, 2016	—	$—	—	$—	52,135,194	$52	$337,439	$(4,509)	$(365,080)	$(32,098)	$—	$(32,098)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended February 28/29,
	2016	2015	2014
Operating activities
Consolidated net loss	$(4,422)	$(67,498)	$(4,387)
Adjustments to reconcile consolidated net loss to net cash provided by operating activities:
Depreciation, amortization and impairment expense	13,300	8,631	9,109
Stock-based compensation expense	28,846	17,058	10,837
Excess tax benefits from equity compensation plans	(3,788)	(8,947)	(1,513)
Deferred income taxes	(6,592)	59,261	(12,633)
Other	(865)	486	243
Changes in operating assets and liabilities:
Accounts receivable, net	4,427	(12,945)	(3,631)
Inventories, net	(1,193)	1,189	(509)
Income taxes, net	2,756	(485)	2,696
Deferred costs	(1,112)	(8,189)	(10,809)
Other assets	(2,187)	(2,158)	(348)
Accounts payable	(720)	2,835	1,183
Accrued payroll and related benefits	3,339	1,959	(212)
Other liabilities	(1,526)	3,566	387
Deferred revenue	19,003	59,341	51,797
Net cash provided by operating activities	49,266	54,104	42,210
Investing activities
Purchase of marketable securities	(26,021)	(41,977)	—
Proceeds from the sale of marketable securities	10,310	249	1,516
Proceeds from maturity of marketable securities	20,047	735	—
Purchase of investment in non-marketable equity and debt securities	(1,400)	(1,200)	(310)
Purchase of property and equipment	(7,818)	(12,517)	(7,616)
Purchase of intangible assets	—	(38)	(28)
Business combinations, net of cash acquired	(56,862)	(4,791)	(8,475)
Net cash used in investing activities	(61,744)	(59,539)	(14,913)
Financing activities
Net proceeds from initial public offering	—	—	75,490
Proceeds from issuance of common stock	4,845	16,476	3,310
Taxes paid related to net share settlement of equity awards	(6,734)	(5,369)	(3,101)
Dividends paid	—	—	(1,419)
Repurchase of common stock	(19,216)	—	(723)
Excess tax benefits from equity compensation plans	3,788	8,947	1,513
Repayment of employee loans, net of loans extended	(2,464)	1,921	3,655
Repayment of note payable	(285)	(237)	(222)
Other	(330)	(34)	—
Net cash provided by (used in) financing activities	(20,396)	21,704	78,503
Effect of exchange rate changes on cash and cash equivalents	155	(775)	(16)
Net increase (decrease) in cash and cash equivalents	(32,719)	15,494	105,784
Cash and cash equivalents at beginning of period	151,373	135,879	30,095
Cash and cash equivalents at end of period	$118,654	$151,373	$135,879
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$287	$326	$447
Income taxes, net of tax refunds	$353	$3,191	$2,565
Non-cash financing and investing activities:
Conversion of preferred stock into common stock	$—	$—	$167,554
Ownership increase in non-controlling interest	$—	$—	$3,246
See accompanying notes.

BARRACUDA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Nature of Operations
Barracuda Networks, Inc., also referred to in this report as "we," "our," "us," "Barracuda" or "the Company," is headquartered in Campbell, California, and designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investments. We refer to the fiscal years ended February 29, 2016, February 28, 2015 and February 28, 2014 as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of Barracuda Networks, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
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
Marketable Securities
Marketable securities have been classified as available-for-sale securities in the consolidated balance sheets. Available-for-sale securities are carried at fair value, and realized gains and losses and declines in value determined to be other than temporary are included in other income (expense), net in the consolidated statements of operations. Interest income on securities classified as available-for-sale securities is also included in other income (expense), net. The cost of securities sold is based on the specific-identification method.
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

We measure certain assets, including goodwill, intangible assets, net, and other investments in non-marketable securities at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.
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
Our accounts receivable are derived from customers located in the United States and certain foreign countries and regions, including Europe, the Middle East, Latin America and Asia-Pacific. Sales to foreign customers accounted for 31%, 32% and 32% of total revenue in fiscal 2016, 2015 and 2014, respectively. We perform ongoing credit evaluations of our customers’ financial condition and typically require no collateral from our customers. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. As of February 29, 2016, no customer accounted for more than 10% of receivables. One distribution partner accounted for 13% of receivables as of February 28, 2015.
One distribution partner accounted for 22%, 20% and 18% of total revenue in fiscal 2016, 2015 and 2014, respectively.
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
Inventories
Inventories are recorded at the lower of cost (using the first-in, first-out ("FIFO") method) or market. Cost is derived using actual cost on a FIFO basis. Our inventories include material, labor, and manufacturing overhead costs. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of usage rate and projected future demand. Inventories in excess of estimated future demand are written down and charged to cost of revenue. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete.
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

Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Intangible Assets and Impairment of Long-Lived Assets
Intangible assets consist of customer relationships, trade names, acquired technology, developed software, in-process research and development and patents. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from three to ten years. In-process research and development is recorded as an indefinite-lived asset until the underlying project is completed, at which time the intangible asset is amortized over the estimated useful life. We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value. In fiscal 2016, 2015 and 2014, we recorded impairment charges of $1.2 million, $0 and $0, respectively. Refer to Note 2 to Consolidated Financial Statements for additional information.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed. We test goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We have elected to first assess the qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If we determine that it is more likely than not that its fair value is less than its carrying amount, then the two-step goodwill impairment test will be performed. The first step, identifying a potential impairment, compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds its fair value, the second step will be performed; otherwise, no further step is required. The second step, measuring the impairment loss, compares the implied fair value of the goodwill with the carrying amount of the goodwill. Any excess of the goodwill carrying amount over the applied fair value is recognized as an impairment loss, and the carrying value of goodwill is written down to fair value.
Revenue Recognition
We typically provide access to our solutions through appliances and related subscription agreements, whereby the customer is charged an upfront fee for the appliance and is required to purchase a related subscription agreement. The subscription agreements are subject to customer renewal at the end of each subscription period. Our appliances contain hardware and embedded proprietary software. The subscriptions, referred to as Barracuda Energize Updates, provide hourly spam, anti-malware and security updates, and are required to be purchased to access our solutions. The subscriptions also entitle customers to phone support and software updates on a when and if available basis. We have determined that the elements of our customer arrangements, where an appliance and subscription are purchased, do not qualify for treatment as a separate unit of accounting. Accordingly, all fees received under these customer agreements are accounted for as a single unit of accounting, and, except for any upfront fees for the appliance, such fees are recognized ratably on a daily basis over the term of the subscription agreement. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Subscription revenue is recognized ratably over the term of the license. Recognition of revenue commences when there is persuasive evidence of an arrangement, the fee is fixed and determinable, collectability is deemed reasonably assured and the services have commenced.
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
Cost of Revenue
Cost of revenue consists of costs related to our appliance and subscription revenue. Such costs include hardware, manufacturing, shipping and logistics, customer support, warranty, personnel costs, data center costs and amortization of intangible assets related to acquired technology. We jointly manage the cost of providing appliances and subscription services and, accordingly, we present aggregate cost of revenue.
Deferred Revenue
Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized as revenue within one year is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
Warranty and Instant Replacement Service
We provide a standard one-year warranty on our appliances. We also offer separately priced extended warranty contracts on our appliances, which entitle customers to expedited replacement hardware, with next business day shipping, on our appliances. Such separately-priced extended warranty contracts are available to customers coterminous with the standard one-year warranty. Revenue from extended warranty contracts is recognized ratably over the contractual term. Costs associated with our standard warranty and extended warranty contracts are expensed as incurred. Total warranty costs, including costs incurred under our instant replacement extended warranty contracts and costs to support our standard one-year appliance warranty, in fiscal 2016, 2015 and 2014 were $4.4 million, $4.6 million and $5.2 million, respectively.
Deferred Appliance Costs
We receive an upfront fee from our customers related to the sale of our appliance. We defer the costs of the appliance, including shipping costs, as they are directly related to the revenues that we derive from the sale of the appliance. Such deferred costs are amortized ratably over the estimated average customer relationship period of three years. Amortization of deferred appliance costs is included in cost of revenue in the consolidated statements of operations.
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Sales commissions are deferred when earned and amortized over the same period that revenues are recognized. Commission payments are paid in full after the customer has paid. Amortization of deferred commission costs is included in sales and marketing expense in the consolidated statements of operations.
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
Advertising Costs
We expense advertising costs as incurred. Advertising expense totaled $58.2 million, $58.7 million and $56.7 million for fiscal 2016, 2015 and 2014, respectively.
Stock-Based Compensation
We record stock-based compensation awards based on fair value as of the grant date. We use the Black-Scholes-Merton option-pricing model to estimate the fair value of our stock options and our employee stock purchase plan ("ESPP") shares. The fair value of restricted stock units is based on the fair value of our common stock, which is the closing market price of our common stock on the grant date.
Given our limited history with employee grants, we use the "simplified" method in estimating the expected term for stock option awards. The "simplified" method, as permitted by the SEC, is calculated as the average of the contractual term and the average vesting period. Estimated volatility is based upon the historical volatility of similar entities whose share prices are publicly available, as we did not have sufficient trading history for our common stock. The risk-free interest rate is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the stock option award is granted, with a maturity equal to the expected term of the stock option award. The expected dividend assumption is based on our current expectations about our anticipated dividend policy.
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
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. We record net gains (losses) resulting from foreign exchange transactions in other income (expense), net in the consolidated statements of operations. For fiscal 2016, net gains (losses) were not significant. For fiscal 2015 and 2014, we recorded net gains (losses) of $(3.6) million and $0.1 million, respectively,
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair value of our contracts as of February 29, 2016 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other income (expense), net in the consolidated statements of operations.
Accumulated Other Comprehensive Income (Loss)
The accumulated other comprehensive income (loss) balance consists of unrealized gains and losses on available-for-sale securities and translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the "FASB") issued an accounting standard to simplify employee shared-based payment accounting. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted in any interim or annual period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting this update on our consolidated financial statements.
In March 2016, the FASB issued an accounting standard to eliminate the requirement to retroactively adopt the equity method of accounting for an investment that qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The standard update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For an available-for-sale equity security that becomes qualified for the equity method of accounting, an entity is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We do not expect the adoption of this update to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued an accounting standard to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the impact of adopting this update on our consolidated financial statements and expect that most of our operating lease commitments will be subject to the standard update and recognized as operating lease liabilities and right-of-use assets upon the adoption.
In January 2016, the FASB issued an accounting standard to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if we elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. The standard is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of adopting this update on our consolidated financial statements.
In November 2015, the FASB issued an accounting standard to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current in a classified statement of financial position, which would be a change from our historical presentation whereby certain of our deferred tax assets and liabilities were classified as current and the remainder were classified as non-current. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. We early adopted the standard in fiscal 2016 on a prospective basis and have presented both deferred tax assets and liabilities as non-current in our consolidated balance sheet as of February 29, 2016. Prior balance sheets have not been retrospectively adjusted. The adoption did not have an impact on our results of operations or cash flows as it related to balance sheet presentation only.

In September 2015, the FASB issued an accounting standard to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. The standard update is to be applied prospectively to adjustments of provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. We do not expect the adoption of this update to have an impact on our consolidated financial statements.
In July 2015, the FASB issued an accounting standard to simplify the measurement of inventory by changing the subsequent measurement guidance from the lower of cost or market to the lower of cost and net realizable value for inventory. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively. We do not expect the adoption of this update to have an impact on our consolidated financial statements.
In April 2015, the FASB issued an accounting standard providing guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or prospectively to all arrangements entered into or materially modified after the effective date. We do not expect the adoption of this update to have an impact on our consolidated financial statements.
In February 2015, the FASB issued an accounting standard to improve consolidation guidance for legal entities and affect the consolidation evaluation for reporting organizations. The standard update is effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The standard allows for adoption retrospectively or with a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We do not expect the adoption of this update to have an impact on our consolidated financial statements.
In May 2014, the FASB issued an accounting standard which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improving financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date would have required us to adopt this update in the first quarter of fiscal 2018. However, in August 2015, the FASB amended the standard to provide a one-year deferral of the effective date, as well as providing the option to early adopt the standard on the original effective date. Accordingly, we may adopt the standard in either the first quarter of fiscal 2018 or the first quarter of fiscal 2019. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are currently evaluating the timing and the impact of adopting this update on our consolidated financial statements.
2. Balance Sheet Information and Fair Value
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and cash equivalents by category (in thousands):

	As of February 28/29,
	2016	2015
Cash and cash equivalents:
Cash	$60,252	$97,187
Money market funds	58,402	54,186
	$118,654	$151,373

The following table summarizes our marketable securities by category (in thousands):

	As of February 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,717	$9	$(3)	$4,723
Corporate debt securities	19,135	11	(22)	19,124
Equity securities	3,095	380	—	3,475
Foreign government bonds	205	—	—	205
Mortgage-backed securities	2,341	—	(13)	2,328
U.S. government agency securities	2,242	6	(14)	2,234
U.S. government notes	4,279	26	—	4,305
	$36,014	$432	$(52)	$36,394

	As of February 28, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,846	$3	$(4)	$4,845
Corporate debt securities	21,241	17	(13)	21,245
Equity securities	1,211	37	(32)	1,216
Foreign government bonds	201	—	—	201
Mortgage-backed securities	2,716	4	(10)	2,710
U.S. government agency securities	7,310	8	(24)	7,294
U.S. government notes	3,242	1	—	3,243
	$40,767	$70	$(83)	$40,754

The gross realized gains and losses from the sale of our marketable securities classified as available-for-sale were insignificant in all periods presented. We reflect these gains and losses as a component of other income (expense), net in the consolidated statements of operations.
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of February 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,788	$(3)	$—	$—	$1,788	$(3)
Corporate debt securities	12,088	(22)	—	—	12,088	(22)
Mortgage-backed securities	1,746	(8)	385	(5)	2,131	(13)
U.S. government agency securities	887	(10)	622	(4)	1,509	(14)
	$16,509	$(43)	$1,007	$(9)	$17,516	$(52)

	As of February 28, 2015
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$2,385	$(4)	$—	$—	$2,385	$(4)
Corporate debt securities	11,346	(13)	—	—	11,346	(13)
Equity securities	978	(32)	—	—	978	(32)
Mortgage-backed securities	1,923	(10)	—	—	1,923	(10)
U.S. government agency securities	4,331	(24)	—	—	4,331	(24)
	$20,963	$(83)	$—	$—	$20,963	$(83)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of February 29, 2016, we have recognized no other-than-temporary impairment loss. The following table classifies our marketable debt securities by contractual maturities (in thousands):

As of
February 29, 2016
Due in 1 year	$12,409
Due in 1 year through 5 years	16,018
Due in 5 years through 10 years	559
Due after 10 years	3,933
$32,919
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of February 29, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,402	$—	$—	$58,402
Marketable securities:
Asset-backed securities	$—	$4,723	$—	$4,723
Corporate debt securities	$—	$19,124	$—	$19,124
Equity securities	$3,475	$—	$—	$3,475
Foreign government bonds	$—	$205	$—	$205
Mortgage-backed securities	$—	$2,328	$—	$2,328
U.S. government agency securities	$—	$2,234	$—	$2,234
U.S. government notes	$—	$4,305	$—	$4,305
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration liability	$—	$—	$161	$161

	As of February 28, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$54,186	$—	$—	$54,186
Marketable securities:
Asset-backed securities	$—	$4,845	$—	$4,845
Corporate debt securities	$—	$21,245	$—	$21,245
Equity securities	$1,216	$—	$—	$1,216
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$2,710	$—	$2,710
U.S. government agency securities	$—	$7,294	$—	$7,294
U.S. government notes	$—	$3,243	$—	$3,243
Derivative assets not designated (current):
Foreign exchange contracts	$—	$31	$—	$31
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,150	$1,150
Other long-term liabilities:
Contingent consideration liability	$—	$—	$1,878	$1,878

The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 28, 2015	$3,028
Acquisition addition	334
Total remeasurement recognized in earnings	(1,867)
Settlements	(174)
Balance as of February 29, 2016	$1,321

The contingent consideration remeasurement was recognized within research and development and sales and marketing expenses in the consolidated statements of operations. Refer to Note 3 to the Consolidated Financial Statements for additional information.
Assets Measured at Fair Value on a Non-Recurring Basis
We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value.
We utilized an income approach to estimate the fair value and the inputs used are classified as Level 3 within the fair value hierarchy due to the significance of unobservable inputs using company-specific information. During the fourth quarter of fiscal 2016, we determined there was an impairment due to a decrease in the projected cash flows related to certain developed technologies and customer relationships. We recorded an impairment charge of $1.2 million associated with these assets, included as amortization expense within cost of revenue and sales and marketing expense in the consolidated statements of operations. No impairment charges were recorded in fiscal 2015 and 2014.
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of February 28/29,
	2016	2015
Raw materials	$2,459	$2,455
Finished goods	3,659	2,729
Reserves	(470)	(730)
	$5,648	$4,454
Deferred Costs
Deferred costs consisted of the following (in thousands):

	As of February 28/29,
	2016	2015
Appliance	$41,548	$41,052
Commissions	17,414	16,884
	$58,962	$57,936

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of February 28/29,
	2016	2015
Land	$9,578	$9,354
Building	6,549	6,549
Computer hardware and software	26,450	17,860
Vehicles, machinery and equipment	4,711	3,546
Leasehold improvements	4,401	2,965
	51,689	40,274
Accumulated depreciation and amortization	(19,779)	(12,435)
	$31,910	$27,839
Depreciation and amortization expense related to property and equipment was $7.7 million, $5.2 million and $3.8 million for fiscal 2016, 2015 and 2014, respectively.
Other Investments
As of February 29, 2016 and February 28, 2015, we held approximately $1.6 million and $1.3 million, respectively, or approximately 24% ownership interest, in stock of a privately-held company that was accounted for under the equity method. We recognize our proportional share of earnings and losses of the investee in other income (expense), net in the statements of operations and adjust the carrying amount of our investment accordingly. For fiscal 2016, our proportionate share of the investee’s losses was $0.4 million. For fiscal 2015 and 2014, our proportionate share of the investee’s earnings and losses was not material.
As of February 29, 2016 and February 28, 2015, we held approximately $1.6 million and $0.6 million, respectively, in stock of a privately-held company, which was accounted for under the cost method.
Other investments are classified in other non-current assets in the consolidated balance sheets and are reviewed periodically for impairment.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for- Sale Investments	Total
Balance as of February 28, 2015	$(4,225)	$(8)	$(4,233)
Other comprehensive income (loss) before reclassifications	(669)	403	(266)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(10)	(10)
Other comprehensive income (loss)	(669)	393	(276)
Balance as of February 29, 2016	$(4,894)	$385	$(4,509)
3. Acquisitions
Fiscal 2016

Intronis, Inc.
In October 2015, we acquired all outstanding equity interests of Intronis, a leader in providing data protection solutions to managed service providers. The acquisition is expected to expand our channel reach with the addition of Intronis’ existing customer base and its purpose-built platform designed to streamline how MSPs service the data protection needs of their end-

customers. The initial fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions were subject to change within the measurement period of one year from the acquisition date. The primary areas of the purchase price allocation that were not yet finalized were related to the valuation of deferred income taxes and residual goodwill.
In the fourth quarter of fiscal 2016, we have finalized the purchase price allocation and valuation of assets acquired and liabilities assumed. The measurement period adjustments impacted the preliminary amounts previously recorded for goodwill and deferred tax liabilities, and do not impact the results of operations. The adjustments decreased the total purchase consideration by $0.2 million for working capital adjustments, which reduced the initial amount held back and the deferred tax liabilities by $0.1 million. The aggregate purchase consideration was $65.3 million in cash. As of February 29, 2016, $6.8 million of the purchase consideration is being held back for potential indemnification obligations of the equityholders of Intronis.
We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill. The following table reflects the fair values of assets acquired and liabilities assumed subsequent to the measurement period adjustments (in thousands):

Cash	$2,327
Accounts receivable	376
Other current assets	654
Property and equipment	4,203
Other non-current assets	750
Developed technology	21,500
Customer relationships	11,870
Trade name	300
Goodwill	29,718
Accounts payable	(685)
Accrued expenses	(1,149)
Deferred revenue (current)	(649)
Deferred tax liabilities	(3,930)
Total value of assets acquired and liabilities assumed	$65,285
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
Included in our results of operations for fiscal 2016 are $9.4 million and $1.3 million of revenue and net loss, respectively, attributable to Intronis since the acquisition.
The following unaudited pro forma information presents the combined results of operations of Barracuda and Intronis as if the acquisition had been completed on March 1, 2014, the beginning of the comparable prior annual reporting period. The unaudited pro forma information includes (i) amortization associated with estimates for the acquired intangible assets; and (ii) the associated tax impact on these unaudited pro forma adjustments and certain changes in judgment of valuation allowance as a combined business. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Year Ended February 28/29,
	2016	2015
	(in thousands)
Pro forma revenue	$333,963	$295,738
Pro forma net loss attributable to Barracuda Networks, Inc.	$(12,727)	$(67,665)
Other
In July 2015, we completed an acquisition for total consideration of approximately $1.1 million, which included an estimated fair value for contingent consideration of $0.3 million. $0.7 million was allocated to intangible assets and $0.3 million to goodwill. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition and is expected to be deductible for income tax purposes. As of the acquisition date, customer relationships and developed technology had weighted-average useful lives of 7.0 years and 1.0 year, respectively. The results of operations, since the acquisition date, and pro forma information were not material to our consolidated results of operations for the year ended February 29, 2016.
As of February 29, 2016, we estimated the fair value for the contingent consideration liability to be $0.1 million. The decrease was due to settlement payments made during fiscal 2016.

Prior Year Acquisition
C2C Systems Limited
In August 2014, we completed our acquisition of C2C, a provider of personal storage table file management, email archiving and information management solutions based in the United Kingdom, and were required to pay contingent consideration up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. As of February 29, 2016 and February 28, 2015, we estimated the fair value for the contingent consideration liability to be $1.2 million and $3.0 million, respectively. Adjustments were recorded based on the weighted probability assessment of achieving the milestones and resulted in a reversal of the contingent consideration liability, which was recorded in fiscal 2016 as a reduction of research and development and sales and marketing expenses of $1.9 million. As of February 29, 2016, the remaining contingent consideration payable is a maximum of $4.1 million as certain milestone periods have expired.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2015	$39,742
Goodwill acquired	30,054
Effect of foreign exchange rates	(201)
Balance as of February 29, 2016	$69,595
As of February 29, 2016, no impairment of goodwill has been identified.
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,082	$(25,643)	$24,439
Software license	400	(400)	—
Customer relationships	19,809	(7,313)	12,496
Patents	2,999	(1,295)	1,704
Trade name	812	(259)	553
Acquired developed software	200	(200)	—
	$74,302	$(35,110)	$39,192

	As of February 28, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$28,799	$(22,987)	$5,812
Software license	400	(400)	—
Customer relationships	8,233	(6,032)	2,201
Patents	1,625	(1,058)	567
Trade name	513	(172)	341
Acquired developed software	200	(200)	—
	$39,770	$(30,849)	$8,921
In addition to the above, we maintain other intangible assets not subject to amortization of $0.2 million and $0.3 million as of February 29, 2016 and February 28, 2015, respectively.
Amortization expense, including impairment charges, for fiscal 2016, 2015 and 2014 was $5.6 million, $3.4 million and $5.4 million, respectively.
As of February 29, 2016, amortization expense for intangible assets for each of the next five years is as follows: $7.2 million in fiscal 2017, $6.9 million in fiscal 2018, $6.0 million in fiscal 2019, $5.8 million in fiscal 2020, $5.3 million in fiscal 2021 and $8.0 million thereafter.
5. Redeemable Convertible Preferred Stock
Prior to our initial public offering in November 2013, we had Series A and B redeemable convertible preferred stock (collectively "Convertible Preferred Stock"), all of which converted to 17,626,227 shares of common stock on a one-to-one basis in connection with our initial public offering (the "IPO"). Significant terms were as follows:
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
6. Stockholders’ Deficit
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
Employee Stock Purchase Plan
Our ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are approximately six months in length and employees may purchase shares in each period at 85% of the lower of our fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or

(ii) June 15, 2035. As of February 29, 2016, we had reserved 750,000 shares of our common stock for issuance under the ESPP and all such shares remain available for future issuance.
The following weighted-average input assumptions were used to estimate the fair value of ESPP grants:

Year Ended February 29, 2016
Expected volatility	42%
Expected term (in years)	0.50
Risk-free interest rate	0.27%
Dividend yield	—
Estimated fair value of stock options granted during the year	$5.37
Stock Option Plan and Restricted Stock Units
Our 2004 Stock Option Plan (the "2004 Plan") authorized the board of directors to grant incentive stock options and non-statutory stock options, as well as issue shares of restricted stock, to employees, directors and contractors. In 2012, our board of directors approved the termination of the 2004 Plan and the introduction of the 2012 Equity Incentive Plan (the "2012 Plan"), which provides for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over four years contingent upon employment or service with us on the vesting date. The following table presents shares authorized and available for grant:

Shares Available for Grant
Balance at February 28, 2015	5,768,991
Authorized	2,379,645
Granted	(2,465,037)
Canceled/forfeited	677,078
Balance at February 29, 2016	6,360,677
The following weighted-average input assumptions were used to estimate the fair value of employee stock option grants:

	Year Ended February 28/29,
	2016	2015	2014
Expected volatility	43%	45%	46%
Expected term (in years)	6.25	6.25	6.25
Risk-free interest rate	1.80%	1.87%	1.67%
Dividend yield	—	—	—
Estimated fair value of stock options granted during the year	$13.80	$13.98	$9.48
The following table summarizes stock option activity under our plans:

	Options Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in thousands)
Balance at February 28, 2015	4,051,904	$17.98
Granted	757,285	$31.21
Exercised	(382,529)	$12.67
Canceled/forfeited	(218,459)	$26.16
Balance at February 29, 2016	4,208,201	$20.42
As of February 29, 2016:
Vested and exercisable	2,478,287	$16.34	6.20	$1,456,297
Vested and expected to vest	4,063,692	$20.02	7.03	$1,565,624
During fiscal 2016, 2015 and 2014, the total grant-date fair value of stock options vested was $10.5 million, $7.5 million and $6.0 million, respectively. During fiscal 2016, 2015 and 2014, the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the value of our common stock at the date of exercise, was $8.6 million, $33.1 million and $6.5 million, respectively.
As of February 29, 2016, there was $17.4 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures, expected to be recognized over a weighted-average period of 2.50 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these options will be different from our expectations.
The following table summarizes RSU activity under our plan:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at February 28, 2015	1,576,332	$23.16
Granted	1,707,752	$25.75
Vested	(637,157)	$19.60
Canceled/forfeited	(196,108)	$29.53
Unvested at February 29, 2016	2,450,819	$25.38
Expected to vest after February 29, 2016	2,167,186	$25.40
As of February 29, 2016, there was $45.8 million of unrecognized compensation cost related to unvested RSUs, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 3.02 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these RSUs will be different from our expectations.
Total stock-based compensation expense has been classified as follows in the consolidated statements of operations (in thousands):

	Year Ended February 28//29,
	2016	2015	2014
Cost of revenue	$1,062	$389	$201
Research and development	8,247	4,410	2,374
Sales and marketing	6,566	3,811	2,067
General and administrative	12,971	8,448	6,195
	$28,846	$17,058	$10,837

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

The following table summarizes our common stock repurchases for fiscal 2016 (in thousands, except per share data):

Fiscal 2016
Total number of shares repurchased	1,503
Dollar amount of shares repurchased	$19,216
Average price paid per share	$12.79
Remaining amount authorized as of February 29, 2016	$30,784
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
7. Income Taxes
Income (loss) before income taxes and non-controlling interest consists of the following (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
United States	$(7,792)	$(7,326)	$(6,165)
Foreign	643	2,730	(4,787)
	$(7,149)	$(4,596)	$(10,952)
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Current:
Federal	$2,519	$2,479	$4,760
State	839	299	574
Foreign	507	863	734
	3,865	3,641	6,068
Deferred:
Federal	(2,707)	51,820	(10,231)
State	(850)	4,674	(1,109)
Foreign	(3,035)	2,767	(1,293)
	(6,592)	59,261	(12,633)
	$(2,727)	$62,902	$(6,565)
Deferred tax assets (liabilities) comprise the following (in thousands):

	As of February 28/29,
	2016	2015
Deferred tax assets:
Deferred revenue	$63,357	$58,886
Stock-based compensation	6,983	3,344
Reserves and other	4,606	4,294
Research and development credits	6,484	4,935
Net operating losses	12,705	5,431
Total deferred tax assets	94,135	76,890
Valuation allowance	(73,399)	(74,357)
Total deferred tax assets, net of valuation allowance	20,736	2,533
Deferred tax liabilities:
Depreciation and amortization	(14,954)	(3,622)
Prepaid expense and other	(1,151)	(717)
Deferred sales commission	(4,117)	—
Other deferred tax liabilities	—	(231)
Total deferred tax liabilities	(20,222)	(4,570)
Net deferred tax assets (liabilities)	$514	$(2,037)
The following is a reconciliation of the statutory federal income tax rate to our effective tax rate (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Tax benefit at federal statutory rate	$(2,502)	$(1,608)	$(3,833)
State taxes, net of federal benefit	(363)	4,845	(713)
Non-deductible expenses	368	823	736
Stock-based compensation	2,134	520	1,227
Legal entity rationalization	—	—	(3,541)
Transaction costs	732	(1,454)	—
Change in valuation allowance	1,674	58,685	346
Foreign rate differential	(2,752)	2,730	790
Research and development credits	(2,482)	(1,792)	(933)
Domestic production activities deduction	(63)	—	(445)
Litigation settlements	584	—	—
Other	(57)	153	(199)
	$(2,727)	$62,902	$(6,565)
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In fiscal 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support its reversal. A valuation allowance of $73.4 million and $74.4 million is provided against our deferred tax assets as of February 29, 2016 and February 28, 2015, respectively, primarily related to temporary differences, foreign net operating losses, research credits and net operating losses acquired as part of our acquisitions. The net change in valuation allowance for the year ended February 29, 2016 was $1.0 million and primarily related to the change in judgment in the foreign valuation allowance position.

Net excess tax benefits resulting from our equity compensation plans are recorded as an increase in stockholders’ equity and were $3.8 million, $8.9 million and $1.5 million in fiscal 2016, 2015 and 2014, respectively.
As of February 29, 2016, we had $21.8 million of federal and $10.7 million of state net operating loss carryforwards available. If not utilized, the federal net operating losses expire in various fiscal years ending between 2019 and 2035. The state net operating losses expire in various fiscal years ending between 2017 and 2035. We have foreign net operating losses of $14.6 million. Of these, $13.9 million of the net operating losses can be carried forward indefinitely. The remaining foreign net operating losses expire in various fiscal years, starting with fiscal 2017, if not utilized. Approximately $3.8 million of state net operating losses relate to stock-based compensation deductions in excess of book expense, the tax effect of which will be recorded to equity when realized.
We had research and development credit carryforwards of $2.4 million, $5.5 million and $0.2 million for federal, California and other state income tax purposes, respectively. If not utilized, the federal research and development credit begins to expire in fiscal 2029 while the California credit can be carried forward indefinitely. If not utilized, other state research and development credit begins to expire in fiscal 2021. We have a California Enterprise Zone credit of $0.3 million, which will begin to expire in fiscal 2024, if not utilized.
Utilization of our net operating loss and credit carryforwards may be subject to annual limitations due to ownership change provisions by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization. We have performed an analysis under Section 382 of the Internal Revenue Code on behalf of our recent acquisition of Intronis as of October 12, 2015 and it does not appear that Intronis has experienced an ownership change prior to our acquisition. As a result, the existing net operating losses and tax credits are not currently subject to limitations arising from an ownership change, other than the annual limitation arising from our acquisition of Intronis. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Internal Revenue Code and result in a limitation on our net operating losses and tax credits.
As of February 29, 2016, we had $10.4 million of cumulative undistributed earnings of our foreign subsidiaries. Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such undistributed earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of an unrecognized deferred tax liability related to these earnings is not practicable.
Our total unrecognized tax benefits as of February 29, 2016, February 28, 2015 and February 28, 2014 were $6.4 million, $5.3 million and $5.0 million, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2.6 million, $4.3 million and $4.0 million as of February 29, 2016, February 28, 2015 and February 28, 2014, respectively.
The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Balance at beginning of year	$5,322	$4,980	$3,971
Tax positions related to the current year:
Increases	1,841	1,050	1,208
Tax positions related to prior years:
Increases	231	58	—
Decreases	(4)	(53)	(1)
Settlements with taxing authorities:
Settlements	(710)	—	—
Releases—statute of limitations expired	(292)	(713)	(198)
Balance at the end of the year	$6,388	$5,322	$4,980
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During fiscal 2016, interest and penalties recorded in the consolidated statement of operations was insignificant, while during fiscal years 2015 and 2014, we recorded $0.1 million and $0.2 million in the consolidated statements of operations, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of February 29, 2016 and February 28, 2015 were $0.8 million and $0.8 million, respectively. We do not believe there will be material changes in our unrecognized tax positions over the next 12 months. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.
We file income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The statute of limitations have not expired for audits of fiscal 2012 through 2016 and fiscal 2011 through 2016 in the U.S. federal and state jurisdictions, respectively, and for fiscal 2010 through 2016 in foreign jurisdictions. In fiscal 2016, we have effectively settled the tax audits of fiscal years 2012 and 2013 by the Internal Revenue Service ("IRS").
8. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about sales by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated level. Accordingly, we have determined that we have a single reportable segment and operating unit structure.
Revenue by geographic region is presented as follows (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
North America	$235,275	$201,724	$169,896
United States	222,210	189,640	159,036
Other	13,065	12,084	10,860
Latin America	4,322	3,345	3,380
Asia-Pacific	18,772	18,158	16,245
EMEA	61,789	54,219	44,266
	$320,158	$277,446	$233,787
Revenue earned in any one foreign country did not exceed 10% of total revenue in fiscal 2016, 2015 and 2014.
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, intangible assets and deferred tax assets, by geographic region are presented as follows (in thousands):

	As of February 28/29,
	2016	2015
United States	$60,619	$54,772
International	5,603	4,905
	$66,222	$59,677
9. Borrowings
Note Payable
We have a note payable with a financial institution which bears interest at 6.23% per annum. The estimated fair value of the note payable approximates its carrying value. The debt is repayable in equal monthly payments of principal and interest of $44,445, with a final payment of unpaid principal and interest in July 2017. Penalty interest of 0.0625% is due on default of payments, and prepayment of amounts owed are subject to a prepayment fee calculated as the greater of a) 1% of the principal being repaid and b) the present value of the future principal and interest payments less the principal repaid. Interest expense for fiscal 2016, 2015 and 2014 was $0.3 million, $0.3 million and $0.3 million, respectively, and was recorded in other income (expense), net of the consolidated statements of operations.

Future principal and interest payments for our note payable are as follows (in thousands):

Fiscal Years
2017	$533
2018	4,220
$4,753
Credit Facility
Our original $40.0 million credit facility with SVB consisted of a revolving loan facility which included a letter of credit sub facility of up to $10.0 million. In fiscal 2014, the credit facility was amended to reduce the amount to $25.0 million and, in fiscal 2016, we extended the expiration date to November 2016. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 29, 2016.
10. Commitments and Contingencies
Lease Arrangements
We lease facilities and equipment under non-cancelable operating lease arrangements with various expiration dates through fiscal 2021. Certain of these arrangements provide for free or escalating rent payment provisions and for options to renew, which could increase future minimum lease payments if exercised. We account for rent of our facilities on a straight-line basis over the respective lease terms. Rent expense was $3.5 million, $3.1 million and $2.9 million in fiscal 2016, 2015 and 2014, respectively.
Future minimum payments under our operating leases agreements are as follows (in thousands):

Fiscal Years Ending February 28/29:
2017	$3,178
2018	2,616
2019	1,819
2020	1,243
2021	461
$9,317
Unrecognized Purchase Commitments
We have future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations. Future minimum payments for these unrecognized purchase commitments are as follows (in thousands):

Fiscal Years Ending February 28/29:
2017	$21,306
2018	5,889
2019	1,411
$28,606
Intellectual Property Settlement
In fiscal 2016, we entered into an intellectual property settlement agreement (the "Agreement"), whereby we resolved all current and potential future claims between us and a third party relating to certain patents. Under the terms of the Agreement, we agreed to make future settlement payments in exchange for a license to the relevant patents and a covenant by the third party not to sue for any past or future infringement of such licensed patents. We accounted for the Agreement as a multiple-

element arrangement and allocated the fair value of the consideration to the identifiable elements based on their estimated fair values. We determined that the primary benefit of the arrangement is avoided litigation costs and the release of any potential past claims. $2.3 million was allocated to the resolution of any past claims and recorded as a legal settlement charge within general and administrative expense in fiscal 2016, while $1.4 million was ascribed to patent assets based on the estimated future economic benefits of the license acquired in the Agreement.
Legal Matters

In late 2011, following a voluntary internal review of our compliance with U.S. export control and sanctions laws, our management team became aware that certain of our physical appliances had been sold indirectly into embargoed countries via our distributors and resellers, potentially in violation of U.S. export control and economic sanctions laws. In addition, certain of our solutions incorporate encryption components and may be exported from the United States only with the required approvals; in the past, we may have exported products prior to receiving these required authorizations. After completion of a comprehensive internal investigation conducted by outside counsel, we submitted voluntary disclosures regarding these matters to the U.S. Commerce Department, Bureau of Industry and Security ("BIS"), and to the U.S. Treasury Department, Office of Foreign Assets Control ("OFAC"). These disclosures summarized potential violations of export controls and economic sanctions laws, including reexports by third parties and provision of services to end users in embargoed countries including Iran, Sudan and Syria. In May 2015, we agreed to a settlement with OFAC pursuant to which we agreed to pay $38,930 as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to OFAC. In November 2015, we agreed to a settlement with BIS pursuant to which we agreed to pay $1.5 million as consideration for the final resolution of all issues related to the voluntary disclosure that we submitted to BIS.

On April 18, 2016, R. David Hunt, as Seller Representative of stockholders of C2C, filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. To date, we have not yet responded to the complaint, but intend to vigorously defend the lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
We may, from time to time, be party to litigation and subject to claims that arise in the ordinary course of business. In addition, third parties may, from time to time, assert claims against us in the form of letters and other communications. We currently believe that these ordinary course matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
11. Employee Benefit Plan
Our 401(k) tax-deferred savings plan (the "401(k) Plan") permits eligible U.S. participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit. We began to match our employees’ contributions in fiscal 2014 up to a certain amount of each employee’s eligible earnings. We incurred 401(k) Plan contribution expenses of $1.2 million, $1.0 million and $0.8 million in fiscal 2016, 2015 and 2014, respectively.
12. Other Income (Expense), Net

The components of other income (expense), net, are presented as follows (in thousands):

	Year Ended February 28/29,
	2016	2015	2014
Interest and miscellaneous income	$344	$579	$788
Interest expense	(308)	(417)	(604)
Foreign currency exchange gains (losses), net	(14)	(3,558)	86
Other	(284)	(278)	(219)
	$(262)	$(3,674)	$51

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
The following table presents the calculation of basic and diluted net loss per share attributable to common stockholders under the two-class method (in thousands, except per share amounts):

	Year Ended February 28/29,
	2016	2015	2014
Net loss attributable to Barracuda Networks, Inc.	$(4,422)	$(67,498)	$(3,626)
Shares used to compute net loss per share attributable to Barracuda Networks, Inc. common stockholders:
Weighted-average shares used to compute net loss per share, basic	53,070	51,898	35,355
Dilutive shares from stock options and RSUs	—	—	—
Weighted-average shares used to compute net loss per share, diluted	53,070	51,898	35,355
Net loss per share attributable to Barracuda Networks, Inc. common stockholders:
Net loss per share, basic	$(0.08)	$(1.30)	$(0.10)
Net loss per share, diluted	$(0.08)	$(1.30)	$(0.10)
14. Subsequent Event

On March 17, 2016, we completed the acquisition of Sookasa Inc., a Delaware corporation ("Sookasa"), for aggregate cash consideration of $0.3 million and the issuance of 10,000 shares of the Company’s common stock, which included the repayment of certain indebtedness of Sookasa.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 29, 2016. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 29, 2016, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of February 29, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.
Our board of directors has adopted Corporate Governance Guidelines. These guidelines address, among other items, the responsibilities of our directors, the structure and composition of our board of directors and corporate governance policies and standards applicable to us in general. In addition, our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, directors and principal executive officers, including our chief executive officer, chief financial officer and senior financial officers. This code of ethics is posted on our website at https://investors.barracuda.com. Alternatively, you may obtain a copy of this code of ethics by contacting our corporate offices by calling (408) 342-5400 or by visiting our principal executive offices at 3175 S. Winchester Blvd., Campbell CA 95008.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended February 28/29,
	2016	2015	2014
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$1,531	$2,134	$1,252
Charged to costs and expenses	586	289	885
Bad debt write-offs	(99)	(892)	(3)
Ending balance	$2,018	$1,531	$2,134

Sales return reserve:
Beginning balance	$1,849	$1,862	$2,371
Charged to deferred revenue	25,340	18,151	16,901
Sales returns	(25,163)	(18,164)	(17,410)
Ending balance	$2,026	$1,849	$1,862
All other schedules have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

3.	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2016.

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

Signature	Title	Date

/s/ William D. Jenkins, Jr.	Chief Executive Officer and Director	May 3, 2016
William D. Jenkins, Jr.	(Principal Executive Officer)

/s/ David Faugno	Chief Financial Officer	May 3, 2016
David Faugno	(Principal Financial Officer)

/s/ Dustin Driggs	Corporate Controller	May 3, 2016
Dustin Driggs	(Principal Accounting Officer)

/s/ Jeffry R. Allen	Lead Independent Director	May 3, 2016
Jeffry R. Allen

/s/ James J. Goetz	Director	May 3, 2016
James J. Goetz

/s/ David R. Golob	Director	May 3, 2016
David R. Golob

/s/ Zachary S. Levow	Director	May 3, 2016
Zachary S. Levow

Signature	Title	Date

/s/ Michael D. Perone	Director	May 3, 2016
Michael D. Perone

/s/ Gordon L. Stitt	Director	May 3, 2016
Gordon L. Stitt

/s/ Kevin B. Thompson	Director	May 3, 2016
Kevin B. Thompson

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger by and among Intronis, Inc., Barracuda Networks, Inc., Igloo Merger Corp. and OpenView General Partner, L.P. as stockholder representative, dated as of September 23, 2015.	8-K	001-36162	2.1	October 14, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36162	3.1	January 13, 2014
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36162	3.2	January 13, 2014
4.1	Amended and Restated Investors’ Rights Agreement dated as of October 3, 2012, between the registrant and the other parties thereto.	S-1	333-191510	4.1	October 1, 2013
4.2	Specimen common stock certificate of the registrant.	S-1/A	333-191510	4.2	October 11, 2013
4.3	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-8	333-206689	4.3	August 31, 2015
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-191510	10.1	October 1, 2013
10.2	2004 Stock Option Plan, and form of agreements thereunder.	S-1	333-191510	10.2	October 1, 2013
10.3	2012 Equity Incentive Plan, as amended, and form of agreements thereunder.	S-1/A	333-191510	10.3	October 23, 2013
10.4	SignNow 2011 Equity Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.4	October 1, 2013
10.5	Purewire, Inc. 2008 Stock Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.5	October 1, 2013
10.6	Offer Letter, between the registrant and William D. Jenkins, Jr., dated June 7, 2013.	S-1	333-191510	10.6	October 1, 2013
10.7	Offer Letter, between the registrant and David Faugno, dated June 30, 2012.	S-1	333-191510	10.7	October 1, 2013
10.8	Offer Letter, between the registrant and Michael D. Perone, dated July 24, 2013.	S-1	333-191510	10.8	October 1, 2013
10.9	Offer Letter, between the registrant and Diane C. Honda, dated September 13, 2012.	S-1	333-191510	10.9	October 1, 2013
10.10	Offer Letter, between the registrant and Michael D. Hughes, dated August 25, 2012.	S-1	333-191510	10.10	October 1, 2013
10.11	Offer Letter, between the registrant and Zachary S. Levow, dated July 24, 2013.	S-1	333-191510	10.11	October 1, 2013
10.12	Purchase and Sale Agreement and Escrow Instructions dated as of July 31, 2011, between the registrant and Bryan Family Partnership II, Ltd.	S-1	333-191510	10.12	October 1, 2013
10.13	Credit Agreement dated as of October 3, 2012, between the registrant and Silicon Valley Bank.	S-1	333-191510	10.13	October 1, 2013
10.14	Lease dated as of June 19, 2013, between the registrant and M West Propco XVII, LLC.	S-1	333-191510	10.14	October 1, 2013
10.15	Lease dated as of May 24, 2012, between the registrant and 317 Maynard LLC.	S-1	333-191510	10.17	October 1, 2013
10.16	Summary of 2014 Executive Bonus Plan.	S-1/A	333-191510	10.19	October 11, 2013
10.17	Second Amendment Agreement, dated as of January 23, 2015, between Barracuda Networks, Inc. and Silicon Valley Bank.	8-K	001-36162	10.1	January 29, 2015

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
21.1	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Faugno, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of David Faugno, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Barracuda Networks, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

*
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended or the Securities Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.