Form 10-K/A
period 2016-02-29
BARRACUDA NETWORKS INC
filed 2016-05-06
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

Barracuda Networks, Inc. (the “Company”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended February 29, 2016 filed with the Securities and Exchange Commission on May 4, 2016 (the “Original 10-K”). This Amendment is being filed solely for the purpose of filing Exhibit 23.1, the consent of Ernst & Young LLP, which was inadvertently omitted from the Original 10-K.

Except for the foregoing, the Original 10-K remains unchanged. This Amendment does not reflect any events occurring after the filing of the Original 10-K nor does it modify or otherwise update in any way disclosures made in the Original 10-K. No revisions are being made to the Company’s financial statements or any other disclosure contained in the Original 10-K.

This Amendment is an exhibit-only filing. Except for the filing of Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger by and among Intronis, Inc., Barracuda Networks, Inc., Igloo Merger Corp. and OpenView General Partner, L.P. as stockholder representative, dated as of September 23, 2015.	8-K	001-36162	2.1	October 14, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36162	3.1	January 13, 2014
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36162	3.2	January 13, 2014
4.1	Amended and Restated Investors’ Rights Agreement dated as of October 3, 2012, between the registrant and the other parties thereto.	S-1	333-191510	4.1	October 1, 2013
4.2	Specimen common stock certificate of the registrant.	S-1/A	333-191510	4.2	October 11, 2013
4.3	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-8	333-206689	4.3	August 31, 2015
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-191510	10.1	October 1, 2013
10.2	2004 Stock Option Plan, and form of agreements thereunder.	S-1	333-191510	10.2	October 1, 2013
10.3	2012 Equity Incentive Plan, as amended, and form of agreements thereunder.	S-1/A	333-191510	10.3	October 23, 2013
10.4	SignNow 2011 Equity Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.4	October 1, 2013
10.5	Purewire, Inc. 2008 Stock Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.5	October 1, 2013
10.6	Offer Letter, between the registrant and William D. Jenkins, Jr., dated June 7, 2013.	S-1	333-191510	10.6	October 1, 2013
10.7	Offer Letter, between the registrant and David Faugno, dated June 30, 2012.	S-1	333-191510	10.7	October 1, 2013
10.8	Offer Letter, between the registrant and Michael D. Perone, dated July 24, 2013.	S-1	333-191510	10.8	October 1, 2013
10.9	Offer Letter, between the registrant and Diane C. Honda, dated September 13, 2012.	S-1	333-191510	10.9	October 1, 2013
10.10	Offer Letter, between the registrant and Michael D. Hughes, dated August 25, 2012.	S-1	333-191510	10.10	October 1, 2013
10.11	Offer Letter, between the registrant and Zachary S. Levow, dated July 24, 2013.	S-1	333-191510	10.11	October 1, 2013
10.12	Purchase and Sale Agreement and Escrow Instructions dated as of July 31, 2011, between the registrant and Bryan Family Partnership II, Ltd.	S-1	333-191510	10.12	October 1, 2013
10.13	Credit Agreement dated as of October 3, 2012, between the registrant and Silicon Valley Bank.	S-1	333-191510	10.13	October 1, 2013
10.14	Lease dated as of June 19, 2013, between the registrant and M West Propco XVII, LLC.	S-1	333-191510	10.14	October 1, 2013
10.15	Lease dated as of May 24, 2012, between the registrant and 317 Maynard LLC.	S-1	333-191510	10.17	October 1, 2013
10.16	Summary of 2014 Executive Bonus Plan.	S-1/A	333-191510	10.19	October 11, 2013
10.17	Second Amendment Agreement, dated as of January 23, 2015, between Barracuda Networks, Inc. and Silicon Valley Bank.	8-K	001-36162	10.1	January 29, 2015

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
21.1*	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of David Faugno, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of David Faugno, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Previously filed with our Annual Report on Form 10-K for the year ended February 29, 2016, as filed on May 4, 2016.
**	Previously furnished with our Annual Report on Form 10-K for the year ended February 29, 2016, as filed on May 4, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Campbell, California, on the 5th day of May 2016.

BARRACUDA NETWORKS, INC.

By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Jenkins, Jr.	Chief Executive Officer and Director	May 5, 2016
William D. Jenkins, Jr.	(Principal Executive Officer)

/s/ David Faugno	Chief Financial Officer	May 5, 2016
David Faugno	(Principal Financial Officer)

/s/ Dustin Driggs	Corporate Controller	May 5, 2016
Dustin Driggs	(Principal Accounting Officer)

*	Lead Independent Director	May 5, 2016
Jeffry R. Allen

*	Director	May 5, 2016
James J. Goetz

*	Director	May 5, 2016
David R. Golob

*	Director	May 5, 2016
Zachary S. Levow

*	Director	May 5, 2016
Michael D. Perone

*	Director	May 5, 2016
Gordon L. Stitt

*	Director	May 5, 2016
Kevin B. Thompson

* By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Attorney-in-Fact

4