Form 10-Q
period 2016-05-31
BARRACUDA NETWORKS INC
filed 2016-07-08
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-36162
___________________________________________________________
BARRACUDA NETWORKS, INC.
(Exact name of registrant as specified in its charter)
___________________________________________________________

Delaware	83-0380411
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3175 S. Winchester Blvd.
Campbell, California 95008
(408) 342-5400
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
___________________________________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock outstanding as of June 30, 2016 was 52,127,092.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of May 31, 2016	As of February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$126,982	$118,654
Marketable securities	39,727	36,394
Accounts receivable, net of allowance for doubtful accounts of $2,319 and $2,018 as of May 31, 2016 and February 29, 2016, respectively	35,501	36,520
Inventories, net	6,011	5,648
Prepaid income taxes	6,509	7,645
Deferred costs	32,072	31,943
Other current assets	6,746	4,805
Total current assets	253,548	241,609
Property and equipment, net	31,468	31,910
Deferred costs, non-current	26,989	27,019
Deferred income taxes, non-current	2,993	2,992
Other non-current assets	8,039	7,293
Intangible assets, net	37,516	39,386
Goodwill	70,160	69,595
Total assets	$430,713	$419,804
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$12,696	$15,939
Accrued payroll and related benefits	12,521	12,371
Other accrued liabilities	20,031	19,495
Deferred revenue	236,856	235,411
Note payable	273	268
Total current liabilities	282,377	283,484
Long-term liabilities:
Deferred revenue, non-current	156,216	157,363
Deferred income taxes, non-current	2,678	2,478
Note payable, non-current	4,044	4,115
Other long-term liabilities	4,654	4,462
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of May 31, 2016 and February 29, 2016, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,529,155 and 52,135,194 shares issued and outstanding as of May 31, 2016 and February 29, 2016, respectively	52	52
Additional paid-in capital	346,993	337,439
Accumulated other comprehensive loss	(3,838)	(4,509)
Accumulated deficit	(362,463)	(365,080)
Total stockholders’ deficit	(19,256)	(32,098)
Total liabilities and stockholders’ deficit	$430,713	$419,804
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended May 31,
	2016	2015
Revenue:
Appliance	$21,333	$23,682
Subscription	65,321	54,292
Total revenue	86,654	77,974
Cost of revenue	20,241	15,966
Gross profit	66,413	62,008
Operating expenses:
Research and development	19,207	18,000
Sales and marketing	31,330	34,132
General and administrative	10,772	10,698
Total operating expenses	61,309	62,830
Income (loss) from operations	5,104	(822)
Other income (expense), net	990	(568)
Income (loss) before income taxes	6,094	(1,390)
Provision for income taxes	(3,310)	(2,442)
Net income (loss) (Note 9)	$2,784	$(3,832)
Net income (loss) per share:
Basic	$0.05	$(0.07)
Diluted	$0.05	$(0.07)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,285	52,996
Diluted	52,854	52,996
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2016	2015
Net income (loss)	$2,784	$(3,832)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	334	(51)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0 and $0)	610	1,855
Less: reclassification adjustment for net gains included in net income (loss) (net of tax effect of $147 and $2)	(273)	(3)
Net change	337	1,852
Other comprehensive income	671	1,801
Comprehensive income (loss)	$3,455	$(2,031)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2016	2015
Operating activities
Net income (loss)	$2,784	$(3,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment expense	4,281	2,174
Stock-based compensation expense	7,937	6,544
Excess tax benefits from equity compensation plans	(141)	(2,144)
Deferred income taxes	261	145
Other	(225)	337
Changes in operating assets and liabilities:
Accounts receivable, net	1,015	(2,339)
Inventories, net	(363)	(263)
Income taxes, net	1,452	2,289
Deferred costs	(26)	(1,379)
Other assets	(1,669)	283
Accounts payable	(3,283)	(3,113)
Accrued payroll and related benefits	69	(61)
Other liabilities	(255)	(352)
Deferred revenue	277	8,013
Net cash provided by operating activities	12,114	6,302
Investing activities
Purchases of marketable securities	(11,572)	(8,493)
Proceeds from the sale of marketable securities	5,351	3,203
Proceeds from the maturity of marketable securities	3,831	3,026
Purchases of non-marketable investments	(636)	—
Purchases of property and equipment	(1,949)	(1,876)
Business combinations, net of cash acquired	(183)	—
Net cash used in investing activities	(5,158)	(4,140)
Financing activities
Proceeds from issuance of common stock	3,031	3,248
Taxes paid related to net share settlement of equity awards	(1,554)	(2,176)
Excess tax benefits from equity compensation plans	141	2,144
Employee loans extended, net of repayment	(34)	(276)
Repayment of note payable	(67)	(63)
Repurchases of common stock	(280)	—
Other	—	(156)
Net cash provided by financing activities	1,237	2,721
Effect of exchange rate changes on cash and cash equivalents	135	(194)
Net increase in cash and cash equivalents	8,328	4,689
Cash and cash equivalents at beginning of period	118,654	151,373
Cash and cash equivalents at end of period	$126,982	$156,062
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock-based awards, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended May 31, 2016 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 29, 2016 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
The accompanying unaudited condensed consolidated financial statements include the accounts of Barracuda Networks, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our most recent Annual Report on Form 10-K. There have been no material changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the condensed consolidated balance sheets. We recorded net gains (losses) resulting from foreign exchange transactions of $0.5 million and $(0.6) million for the three months ended May 31, 2016 and 2015, respectively, in other income (expense), net in the condensed consolidated statements of operations.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of May 31, 2016 and February 29, 2016 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other income (expense), net in the condensed consolidated statements of operations.
Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the "FASB") issued an accounting standard which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard to simplify employee shared-based payment accounting. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted in any interim or annual period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the timing and the impact of adopting this update on our condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard to eliminate the requirement to retroactively adopt the equity method of accounting for an investment that qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The standard update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For an available-for-sale equity security that becomes qualified for the equity method of accounting, an entity is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. The standard update is effective for fiscal years beginning after December 15, 2016 and interim periods within those years, and early adoption is permitted. The standard is to be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We do not expect the adoption of this update to have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued an accounting standard to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The new standard will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. The standard is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements and expect that most of our operating lease commitments will be subject to the standard update and recognized as operating lease liabilities and right-of-use assets upon the adoption.
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
In May 2014, the FASB issued an accounting standard which completed the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improving financial reporting, and issued subsequent amendments to the initial guidance collectively under FASB Accounting Standards Codification Topic 606. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle, while more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is effective for us as of either the first quarter of fiscal 2018 or the first quarter of fiscal 2019. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are continuing to evaluate the timing and the impact of adopting this update on our condensed consolidated financial statements.
2. Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and cash equivalents by category (in thousands):

	As of May 31, 2016	As of February 29, 2016
Cash	$70,678	$60,252
Money market funds	56,304	58,402
	$126,982	$118,654
The following tables summarize our marketable securities by category (in thousands):

	As of May 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,849	$19	$—	$4,868
Corporate debt securities	20,910	26	(20)	20,916
Equity securities	1,596	709	—	2,305
Foreign government bonds	201	—	—	201
Mortgage-backed securities	1,812	1	(5)	1,808
U.S. government agency securities	6,189	6	(29)	6,166
U.S. government notes	3,453	12	(2)	3,463
	$39,010	$773	$(56)	$39,727

	As of February 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,717	$9	$(3)	$4,723
Corporate debt securities	19,135	11	(22)	19,124
Equity securities	3,095	380	—	3,475
Foreign government bonds	205	—	—	205
Mortgage-backed securities	2,341	—	(13)	2,328
U.S. government agency securities	2,242	6	(14)	2,234
U.S. government notes	4,279	26	—	4,305
	$36,014	$432	$(52)	$36,394
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three months ended May 31, 2016, we realized gross gains of $0.4 million and an insignificant amount of gross losses. For the three months ended May 31, 2015, realized gains and losses were insignificant.

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
The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of May 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$10,924	$(20)	$—	$—	$10,924	$(20)
Mortgage-backed securities	1,345	(3)	234	(2)	1,579	(5)
U.S. government agency securities	5,332	(27)	249	(2)	5,581	(29)
U.S. government notes	570	(2)	—	—	570	(2)
	$18,171	$(52)	$483	$(4)	$18,654	$(56)

	As of February 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,788	$(3)	$—	$—	$1,788	$(3)
Corporate debt securities	12,088	(22)	—	—	12,088	(22)
Mortgage-backed securities	1,746	(8)	385	(5)	2,131	(13)
U.S. government agency securities	887	(10)	622	(4)	1,509	(14)
	$16,509	$(43)	$1,007	$(9)	$17,516	$(52)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of May 31, 2016, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of May 31, 2016
Due in 1 year	$10,432
Due in 1 year through 5 years	22,147
Due in 5 years through 10 years	1,372
Due after 10 years	3,471
$37,422
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

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of May 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$56,304	$—	$—	$56,304
Marketable securities:
Asset-backed securities	$—	$4,868	$—	$4,868
Corporate debt securities	$—	$20,916	$—	$20,916
Equity securities	$2,305	$—	$—	$2,305
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$1,808	$—	$1,808
U.S. government agency securities	$—	$6,166	$—	$6,166
U.S. government notes	$—	$3,463	$—	$3,463
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161

	As of February 29, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,402	$—	$—	$58,402
Marketable securities:
Asset-backed securities	$—	$4,723	$—	$4,723
Corporate debt securities	$—	$19,124	$—	$19,124
Equity securities	$3,475	$—	$—	$3,475
Foreign government bonds	$—	$205	$—	$205
Mortgage-backed securities	$—	$2,328	$—	$2,328
U.S. government agency securities	$—	$2,234	$—	$2,234
U.S. government notes	$—	$4,305	$—	$4,305
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of May 31, 2016	As of February 29, 2016
Raw materials	$3,098	$2,459
Finished goods	3,313	3,659
Reserves	(400)	(470)
	$6,011	$5,648
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of May 31, 2016	As of February 29, 2016
Appliance	$40,960	$41,548
Commissions	18,101	17,414
	$59,061	$58,962
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of May 31, 2016	As of February 29, 2016
Land	$9,822	$9,578
Building	6,549	6,549
Computer hardware and software	28,103	26,450
Vehicles, machinery and equipment	4,709	4,711
Leasehold improvements	4,463	4,401
	53,646	51,689
Accumulated depreciation and amortization	(22,178)	(19,779)
	$31,468	$31,910
Depreciation and amortization expense related to property and equipment was $2.4 million and $1.6 million for the three months ended May 31, 2016 and 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 29, 2016	$(4,894)	$385	$(4,509)
Other comprehensive income before reclassifications	334	610	944
Amounts reclassified from AOCI	—	(273)	(273)
Other comprehensive income	334	337	671
Balance as of May 31, 2016	$(4,560)	$722	$(3,838)
3. Acquisition
Sookasa, Inc.
In March 2016, we acquired Sookasa, Inc. ("Sookasa"), a provider of encryption, security, and compliance solutions for cloud-based integration partners. We acquired all of the outstanding equity interests of Sookasa for cash consideration of $0.3 million, which included the settlement of the outstanding indebtedness of Sookasa with SVB Financial Group ("SVB"), and the issuance of 10,000 shares of our common stock to SVB in connection with such settlement. The total aggregate consideration, inclusive of cash, debt settlement and equity, was approximately $0.4 million, of which $0.4 million was allocated to goodwill. The goodwill is primarily attributable to the acquired assembled workforce and is not expected to be deductible for income tax purposes.
The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. Any changes to the preliminary estimates during the measurement period will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill. The final purchase price allocation is dependent upon the finalization of tax studies still in progress.

The results of operations, since the acquisition date, were not material to our condensed consolidated results of operations for the three months ended May 31, 2016. The following unaudited pro forma information presents the combined results of operations of Barracuda and Sookasa as if the acquisition had been completed on March 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended May 31,
	2016	2015

	(in thousands)
Pro forma revenue	$86,665	$78,037
Pro forma net income (loss)	$2,700	$(4,619)
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 29, 2016	$69,595
Goodwill acquired	409
Effect of foreign exchange rates	156
Balance as of May 31, 2016	$70,160
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of May 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,133	$(26,849)	$23,284
Customer relationships	19,862	(7,929)	11,933
Patents	2,999	(1,417)	1,582
Trade name	812	(289)	523
	$73,806	$(36,484)	$37,322

	As of February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,082	$(25,643)	$24,439
Customer relationships	19,809	(7,313)	12,496
Patents	2,999	(1,295)	1,704
Trade name	812	(259)	553
	$73,702	$(34,510)	$39,192
Certain intangible assets were removed as they were fully amortized as of the periods presented above. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of May 31, 2016 and February 29, 2016.
Amortization expense, including impairment charges, was $1.9 million and $0.6 million for the three months ended May 31, 2016 and 2015, respectively.

As of May 31, 2016, amortization expense for intangible assets in future periods was as follows: $5.4 million for the remainder of fiscal 2017, $6.9 million for fiscal 2018, $6.0 million for fiscal 2019, $5.8 million for fiscal 2020, $5.3 million for fiscal 2021 and $7.9 million thereafter.
5. Stockholders’ Deficit
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended May 31,
	2016	2015
Cost of revenue	$298	$211
Research and development	2,464	1,835
Sales and marketing	1,848	1,550
General and administrative	3,327	2,948
	$7,937	$6,544
Our 2012 Equity Incentive Plan (the "2012 Plan") authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over four years contingent upon employment or service with us on the vesting date.
As of May 31, 2016, net of forecasted forfeitures, there was $15.6 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.45 years and $53.2 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 3.03 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.
Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are 6 months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of May 31, 2016, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 715,230 shares remain available for future issuance.
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

The following table summarizes our common stock repurchases for the period presented (in thousands, except per share data):

Three Months Ended May 31, 2016
Total number of shares repurchased	18
Dollar amount of shares repurchased	$280
Average price paid per share	$15.91
Remaining amount authorized as of May 31, 2016	$30,504
For additional information, see "Part II — Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q.
6. Income Taxes
For the three months ended May 31, 2016 and 2015, we recorded income tax provision of $3.3 million and $2.4 million, respectively.
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
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended May 31, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
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
Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended May 31,
	2016	2015
North America	$65,097	$56,041
United States	61,593	52,804
Other	3,504	3,237
Latin America	1,125	1,016
Asia-Pacific	5,049	4,655
EMEA	15,383	16,262
	$86,654	$77,974
8. Commitments and Contingencies
Legal Matters
On April 18, 2016, R. David Hunt, as Seller Representative of stockholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase

Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
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
9. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended May 31,
	2016	2015
Net income (loss)	$2,784	$(3,832)
Weighted-average shares used to compute net income (loss) per share, basic	52,285	52,996
Dilutive shares from stock options and RSUs	569	—
Weighted-average shares used to compute net income (loss) per share, diluted	52,854	52,996
Net income (loss) per share, basic	$0.05	$(0.07)
Net income (loss) per share, diluted	$0.05	$(0.07)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
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
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates as well as our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, were 93% for each of the three months ended May 31, 2016 and 2015. Subscription annual recurring revenue, which is the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, increased to $263.2 million for the three months ended May 31, 2016 from $211.8 million for the three months ended May 31, 2015.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, continue to develop new solutions to promptly respond to our customers’ needs and our ability to successfully integrate acquisitions into our business, particularly Intronis, Inc. ("Intronis"). As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality.
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
The following table presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (in thousands, except active subscribers and percentages):

	Three Months Ended May 31,
	2016	2015
Gross billings	$98,201	$94,274
Year-over-year percentage change	4%
Year-over-year percentage change on a constant currency basis (1)	4%
Adjusted EBITDA	$17,913	$15,791
Adjusted EBITDA as a percentage of total revenue	21%	20%
Free cash flow	$10,910	$5,312
Free cash flow as a percentage of total revenue	13%	7%
Active subscribers at period end	286,602	252,460
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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
The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended May 31,
	2016	2015
Total revenue	$86,654	$77,974
Total deferred revenue, end of period (1)	393,072	381,003
Less: total deferred revenue, beginning of period (1)	(392,774)	(372,862)
Add: deferred revenue adjustments	11,249	8,159
Total change in deferred revenue and adjustments	11,547	16,300
Gross billings	$98,201	$94,274
Year-over-year percentage change	4%
Year-over-year percentage change on a constant currency basis (2)	4%
 ______________________

(1)
The balances for the periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C Systems Limited ("C2C"), which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.

(2)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three months ended May 31, 2016, gross billings increased 4% over the prior year’s comparable period. The increase in gross billings was primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three months ended May 31, 2016, increased sales of our core products, such as next generation firewall and cloud and managed service provider ("MSP") delivered security and data protection solutions, were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
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
The following table reconciles net income (loss) to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended May 31,
	2016	2015
Net income (loss)	$2,784	$(3,832)
Total deferred revenue, end of period (1)	393,072	381,003
Less: total deferred revenue, beginning of period (1)	(392,774)	(372,862)
Less: total deferred costs, end of period	(59,061)	(59,255)
Total deferred costs, beginning of period	58,962	57,936
Other expense (income), net	(990)	568
Provision for income taxes	3,310	2,442
Depreciation, amortization and impairment expense (2)	4,281	2,174
Stock-based compensation expense	7,937	6,544
Acquisition and other non-recurring charges (3)	392	1,073
Adjusted EBITDA	$17,913	$15,791
Adjusted EBITDA as a percentage of total revenue	21%	20%
 ______________________

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

Adjusted EBITDA increased to $17.9 million in the three months ended May 31, 2016 from $15.8 million in the three months ended May 31, 2015. The increase in adjusted EBITDA was primarily driven by lower sales and marketing expense due to the timing and reassessment of certain marketing campaigns. We expect sales and marketing expense to increase as we continue to introduce marketing campaigns and invest in sales resources in key focus areas, while remaining focused on profitability and optimizing our cost structure.
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
The following table reconciles cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended May 31,
	2016	2015
Net cash provided by operating activities	$12,114	$6,302
Less: purchases of property and equipment	(1,949)	(1,876)
Acquisition and other non-recurring charges (1)	745	886
Free cash flow	$10,910	$5,312
Free cash flow as a percentage of total revenue	13%	7%
 ______________________

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

Free cash flow increased to $10.9 million in the three months ended May 31, 2016 from $5.3 million in the three months ended May 31, 2015. The increase in free cash flow was driven primarily by lower sales and marketing expense due to the timing and reassessment of certain marketing campaigns.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of May 31, 2016 and 2015, we had 286,602 and 252,460 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.
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
Acquisition and Other Non-Recurring Charges
In calculating adjusted EBITDA and free cash flow, we also adjust for acquisition and other non-recurring charges that we do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA and free cash flow from period to period in order to assess the ongoing operating results of our business. We refer to costs related to acquisitions and export compliance as our "acquisition and other non-recurring charges" throughout this Quarterly Report on Form 10-Q. These costs consist of the following:

Acquisition costs. Acquisition costs include the legal, valuation consulting and other expenses incurred in connection with acquisitions, the fair value remeasurements of contingent considerations, the expenses under the terms of certain acquisition and incentive agreements and other non-recurring expenses, and are classified within operating expenses in our condensed consolidated statements of operations.
Export compliance. Export compliance costs include the settlement payments and the legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission and final resolution of all issues associated with our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expense in our condensed consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended May 31,
	2016	2015
Acquisition costs	$381	$1,017
Export compliance	11	56
	$392	$1,073
The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended May 31,
	2016	2015
Acquisition costs	$734	$830
Export compliance	11	56
	$745	$886

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

•
Sales and marketing. Our sales and marketing expenses consist primarily of advertising, as well as salaries, commissions, benefits and stock-based compensation for our employees and executives engaged in sales, sales support, marketing, business development and customer service functions. Our advertising expenses include the costs of cooperative marketing programs developed with our channel partners and other marketing programs such as online lead generation, promotional events and web seminars. We market and sell our subscription services worldwide through our sales organization and distribution channels, such as strategic resellers and distributors. We capitalize and amortize the direct and incremental portion of our sales commissions over the period the related revenue is recognized. We expect sales and marketing expenses to increase in absolute dollars as we continue to introduce marketing campaigns and invest in sales resources in key focus areas, although our sales and marketing expenses may fluctuate as a percentage of total revenue.

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
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt, and interest income earned on our cash, cash equivalents and marketable securities, as well as realized gains and losses from our marketable securities portfolio. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
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
Results of Operations
Comparison of the Three Months Ended May 31, 2016 and 2015
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended May 31,
	2016	% of Total Revenue	2015	% of Total Revenue	Change
Revenue:
Appliance	$21,333	25%	$23,682	30%	$(2,349)
Subscription	65,321	75%	54,292	70%	11,029
Total revenue	86,654	100%	77,974	100%	8,680
Cost of revenue	20,241	23%	15,966	20%	4,275
Gross profit	66,413	77%	62,008	80%	4,405
Operating expenses:
Research and development	19,207	22%	18,000	23%	1,207
Sales and marketing	31,330	36%	34,132	44%	(2,802)
General and administrative	10,772	12%	10,698	14%	74
Total operating expenses	61,309	70%	62,830	81%	(1,521)
Income (loss) from operations	5,104	7%	(822)	(1)%	5,926
Other income (expense), net	990	1%	(568)	(1)%	1,558
Income (loss) before income taxes	6,094	8%	(1,390)	(2)%	7,484
Provision for income taxes	(3,310)	(4)%	(2,442)	(3)%	(868)
Net income (loss)	$2,784	4%	$(3,832)	(5)%	$6,616
Revenue
Total revenue increased $8.7 million, or 11%, for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Subscription revenue increased by $11.0 million, or 20%, primarily driven by the inclusion of revenue from Intronis, which was acquired in October 2015, and an increase in active subscribers during the period of 34,142, or 14%, from 252,460 active subscribers as of May 31, 2015 to 286,602 active subscribers as of May 31, 2016. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $2.3 million, or 10%, primarily due to an increasing number of customers shifting from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, software-as-a-service applications and managed service provider solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $4.3 million, or 27%, for the three months ended May 31, 2016 compared to the three months ended May 31, 2015 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin decreased from 80% for the three months ended May 31, 2015 to 77% for the three months ended May 31, 2016, primarily due to product mix shifts and increased amortization of intangible assets and depreciation expenses primarily related to our Intronis acquisition. Additionally, our gross margin is generally impacted by the timing of investments in our cloud-based infrastructure and our technical support.
Operating Expenses
Research and development expense increased $1.2 million, or 7%, for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to increases of $0.8 million in consulting costs and $0.6 million in stock-based compensation expense, partially offset by a decrease of $0.3 million in travel and other related costs. As a percentage of total revenue, research and development expense remained relatively consistent for the comparable period.
Sales and marketing expense decreased $2.8 million, or 8%, for the three months ended May 31, 2016 compared to the three months ended May 31, 2015, primarily due to decreases of $5.4 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing expenditures and event and trade show costs, and $0.2 million in travel and other related costs, partially offset by increases of $1.9 million in compensation and personnel costs, primarily attributable to our Intronis acquisition in October 2015, $0.4 million in amortization expense associated with the Intronis acquisition and $0.3 million in stock-based compensation expense. As a percentage of total revenue, sales and marketing expense decreased for the comparable period primarily due to the timing and reassessment of marketing campaigns. We expect sales and marketing expense to increase as we subsequently introduce new marketing campaigns and invest in sales resources in key focus areas, which may increase sales and marketing expense as a percentage of total revenue.
General and administrative expense increased $0.1 million, or 1%, for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. As a percentage of total revenue, general and administrative expense remained relatively consistent for the comparable period.
Other Income (Expense), Net
The change in other income (expense), net was primarily due to an increase in net foreign exchange gains of $1.1 million and an increase in realized gains from the sale of marketable securities of $0.4 million during the three months ended May 31, 2016 compared to the three months ended May 31, 2015.
Provision for Income Taxes
We recorded an income tax provision of $3.3 million for the three months ended May 31, 2016. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended May 31, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended May 31, 2015, we recorded an income tax provision of $2.4 million.
Liquidity and Capital Resources

	Three Months Ended May 31,
	2016	2015
	(in thousands)
Cash provided by operating activities	$12,114	$6,302
Cash used in investing activities	$(5,158)	$(4,140)
Cash provided by financing activities	$1,237	$2,721

As of May 31, 2016, we had cash and cash equivalents of $127.0 million, of which approximately $6.7 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $39.7 million as of May 31, 2016. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Furthermore, we have a $25.0 million credit facility with Silicon Valley Bank which expires in November 2016. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through May 31, 2016.
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
In addition, as described in "Legal Proceedings" included in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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
For the three months ended May 31, 2016, operating activities provided $12.1 million in cash primarily due to non-cash charges of $12.2 million related to stock-based compensation, depreciation and amortization expenses and our net income of $2.8 million, partially offset by a negative change of $2.8 million in our net operating assets and liabilities.
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
Cash used in investing activities of $5.2 million in the three months ended May 31, 2016 was primarily related to purchases of marketable securities of $11.6 million and property and equipment of $1.9 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $9.2 million.
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
For the three months ended May 31, 2016, financing activities provided $1.2 million in cash primarily from proceeds from stock option exercises of $3.0 million, partially offset by tax payments related to $1.6 million of net share settlements of equity awards.
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
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
Off-Balance Sheet Arrangements
As of May 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
JOBS Act Accounting Election
We are an "emerging growth company," as defined in the Jumpstart Our Business Startup Act of 2012 (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 1 to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 have not changed materially for the three months ended May 31, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities

Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2016, R. David Hunt, as Seller Representative of the stockholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those described below. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline. You should carefully consider the risks and uncertainties described in our most recent Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock.
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. There have been no material changes in our risks from such description.
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
The following table summarizes all stock repurchases under our publicly announced stock repurchase program for the periods presented (in thousands, except per share data):

	Total Number of Shares	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
March 1, 2016 to March 31, 2016	—	$—	$30,784
April 1, 2016 to April 30, 2016	—	$—	$30,784
May 1, 2016 to May 31, 2016	18	$15.91	$30,504
	18	$15.91
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

BARRACUDA NETWORKS, INC.

Date: July 8, 2016	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 8, 2016	By:	/s/ David Faugno
David Faugno
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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