Form 10-Q
period 2016-08-31
BARRACUDA NETWORKS INC
filed 2016-10-11
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock outstanding as of September 30, 2016 was 52,303,252.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of August 31, 2016	As of February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$139,173	$118,654
Marketable securities	40,410	36,394
Accounts receivable, net of allowance for doubtful accounts of $2,502 and $2,018 as of August 31, 2016 and February 29, 2016, respectively	34,028	36,520
Inventories, net	5,746	5,648
Prepaid income taxes	5,396	7,645
Deferred costs	32,049	31,943
Other current assets	5,466	4,805
Total current assets	262,268	241,609
Property and equipment, net	30,272	31,910
Deferred costs, non-current	26,782	27,019
Deferred income taxes, non-current	2,867	2,992
Other non-current assets	7,970	7,293
Intangible assets, net	35,660	39,386
Goodwill	70,163	69,595
Total assets	$435,982	$419,804
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$9,429	$15,939
Accrued payroll and related benefits	13,587	12,371
Other accrued liabilities	17,935	19,495
Deferred revenue	240,813	235,411
Note payable	4,251	268
Total current liabilities	286,015	283,484
Long-term liabilities:
Deferred revenue, non-current	158,065	157,363
Deferred income taxes, non-current	2,762	2,478
Note payable, non-current	—	4,115
Other long-term liabilities	4,901	4,462
Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of August 31, 2016 and February 29, 2016, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,270,294 and 52,135,194 shares issued and outstanding as of August 31, 2016 and February 29, 2016, respectively	52	52
Additional paid-in capital	353,352	337,439
Accumulated other comprehensive loss	(5,245)	(4,509)
Accumulated deficit	(363,920)	(365,080)
Total stockholders’ deficit	(15,761)	(32,098)
Total liabilities and stockholders’ deficit	$435,982	$419,804
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Revenue:
Appliance	$21,034	$22,288	$42,367	$45,970
Subscription	66,896	56,083	132,217	110,375
Total revenue	87,930	78,371	174,584	156,345
Cost of revenue	20,240	15,935	40,481	31,901
Gross profit	67,690	62,436	134,103	124,444
Operating expenses:
Research and development	18,446	17,502	37,653	35,502
Sales and marketing	32,144	34,470	63,474	68,602
General and administrative	10,969	10,770	21,741	21,468
Total operating expenses	61,559	62,742	122,868	125,572
Income (loss) from operations	6,131	(306)	11,235	(1,128)
Other income (expense), net	1,515	97	2,505	(471)
Income (loss) before income taxes	7,646	(209)	13,740	(1,599)
Provision for income taxes	(5,209)	(2,030)	(8,519)	(4,472)
Net income (loss) (Note 9)	$2,437	$(2,239)	$5,221	$(6,071)
Net income (loss) per share:
Basic	$0.05	$(0.04)	$0.10	$(0.11)
Diluted	$0.05	$(0.04)	$0.10	$(0.11)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,265	53,270	52,275	53,133
Diluted	53,321	53,270	53,088	53,133
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net income (loss)	$2,437	$(2,239)	$5,221	$(6,071)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(708)	375	(374)	324
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0, $0, $0 and $0)	(240)	(733)	370	1,122
Less: reclassification adjustment for net gains (losses) included in net income (loss) (net of tax effect of $247, $0, $394 and $1)	(459)	1	(732)	(2)
Net change	(699)	(732)	(362)	1,120
Other comprehensive income (loss)	(1,407)	(357)	(736)	1,444
Comprehensive income (loss)	$1,030	$(2,596)	$4,485	$(4,627)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2016	2015
Operating activities
Net income (loss)	$5,221	$(6,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment expense	8,467	4,469
Stock-based compensation expense	15,833	13,710
Excess tax benefits from equity compensation plans	(791)	(3,260)
Deferred income taxes	474	239
Other	(728)	670
Changes in operating assets and liabilities:
Accounts receivable, net	2,732	(2,143)
Inventories, net	(83)	(1,125)
Income taxes, net	3,598	4,019
Deferred costs	340	(2,284)
Other assets	(575)	(933)
Accounts payable	(6,679)	2,225
Accrued payroll and related benefits	1,126	2,298
Other liabilities	(762)	53
Deferred revenue	4,456	16,752
Net cash provided by operating activities	32,629	28,619
Investing activities
Purchases of marketable securities	(21,777)	(14,240)
Proceeds from the sale of marketable securities	10,294	7,177
Proceeds from the maturity of marketable securities	8,018	4,667
Purchases of non-marketable investments	(636)	(350)
Purchases of property and equipment	(2,969)	(3,443)
Purchases of intangible assets	(1,000)	—
Business combinations, net of cash acquired	(243)	(749)
Net cash used in investing activities	(8,313)	(6,938)
Financing activities
Proceeds from issuance of common stock	4,869	4,300
Taxes paid related to net share settlement of equity awards	(2,544)	(4,026)
Excess tax benefits from equity compensation plans	791	3,260
Employee loans extended, net of repayment	(2)	(2,484)
Repayment of note payable	(133)	(125)
Repurchases of common stock	(7,241)	—
Other	—	(181)
Net cash provided by (used in) financing activities	(4,260)	744
Effect of exchange rate changes on cash and cash equivalents	463	(115)
Net increase in cash and cash equivalents	20,519	22,310
Cash and cash equivalents at beginning of period	118,654	151,373
Cash and cash equivalents at end of period	$139,173	$173,683
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended August 31, 2016 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 29, 2016 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
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
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets. We recorded net gains (losses) resulting from foreign exchange transactions of $0.9 million and $1.4 million for the three and six months ended August 31, 2016, respectively, and $0.1 million and $(0.5) million for the three and six months ended August 31, 2015, respectively. We reflect these gains and losses as a component of other income (expense), net in our condensed consolidated statements of operations.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of August 31, 2016 and

February 29, 2016 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gains (losses) in other income (expense), net in our condensed consolidated statements of operations.
Recent Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the "FASB") issued an accounting standard which addresses eight cash flow classification issues. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. The standard is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the impact of adopting this update on our condensed consolidated statements of cash flows.
In June 2016, the FASB issued an accounting standard which requires measurement and recognition of expected credit losses for financial assets held. The standard update is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The standard is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact of adopting this update on our condensed consolidated financial statements.
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
In May 2014, the FASB issued an accounting standard which completed the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improving financial reporting. The standard also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB issued subsequent amendments to the initial guidance collectively under FASB Accounting Standards Codification Topic 606. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle, while more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is required to be effective for us as of the first quarter of fiscal 2019 but we are allowed to early adopt as of the first quarter of fiscal 2018. The standard allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. We are continuing to evaluate the timing and the impact of adopting this update on our condensed consolidated financial statements and have not determined whether the effect will be material to either our revenue results or our accounting for deferred commission balances.
2. Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	As of August 31, 2016	As of February 29, 2016
Cash	$83,641	$60,252
Money market funds	55,532	58,402
	$139,173	$118,654
The following tables summarize our marketable securities by category (in thousands):

	As of August 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$5,009	$19	$—	$5,028
Corporate debt securities	20,848	42	(12)	20,878
Foreign government bonds	201	—	—	201
Mortgage-backed securities	1,495	—	(5)	1,490
U.S. government agency securities	8,799	2	(40)	8,761
U.S. government notes	4,040	14	(2)	4,052
	$40,392	$77	$(59)	$40,410

	As of February 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,717	$9	$(3)	$4,723
Corporate debt securities	19,135	11	(22)	19,124
Equity securities	3,095	380	—	3,475
Foreign government bonds	205	—	—	205
Mortgage-backed securities	2,341	—	(13)	2,328
U.S. government agency securities	2,242	6	(14)	2,234
U.S. government notes	4,279	26	—	4,305
	$36,014	$432	$(52)	$36,394
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three and six months ended August 31, 2016, we realized gross gains of $0.7 million and $1.1 million, respectively, and insignificant amounts of gross losses. For the three and six months ended August 31, 2015, realized gains and losses were insignificant. We reflect these gains and losses as a component of other income (expense), net in our condensed consolidated statements of operations.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of August 31, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$10,017	$(12)	$—	$—	$10,017	$(12)
Mortgage-backed securities	1,373	(5)	104	(1)	1,477	(6)
U.S. government agency securities	8,149	(37)	197	(2)	8,346	(39)
U.S. government notes	1,634	(2)	—	—	1,634	(2)
	$21,173	$(56)	$301	$(3)	$21,474	$(59)

	As of February 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,788	$(3)	$—	$—	$1,788	$(3)
Corporate debt securities	12,088	(22)	—	—	12,088	(22)
Mortgage-backed securities	1,746	(8)	385	(5)	2,131	(13)
U.S. government agency securities	887	(10)	622	(4)	1,509	(14)
	$16,509	$(43)	$1,007	$(9)	$17,516	$(52)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of August 31, 2016, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of August 31, 2016
Due in 1 year	$8,454
Due in 1 year through 5 years	27,803
Due in 5 years through 10 years	1,274
Due after 10 years	2,879
$40,410
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

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of August 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$55,532	$—	$—	$55,532
Marketable securities:
Asset-backed securities	$—	$5,028	$—	$5,028
Corporate debt securities	$—	$20,878	$—	$20,878
Foreign government bonds	$—	$201	$—	$201
Mortgage-backed securities	$—	$1,490	$—	$1,490
U.S. government agency securities	$—	$8,761	$—	$8,761
U.S. government notes	$—	$4,052	$—	$4,052
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161

	As of February 29, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,402	$—	$—	$58,402
Marketable securities:
Asset-backed securities	$—	$4,723	$—	$4,723
Corporate debt securities	$—	$19,124	$—	$19,124
Equity securities	$3,475	$—	$—	$3,475
Foreign government bonds	$—	$205	$—	$205
Mortgage-backed securities	$—	$2,328	$—	$2,328
U.S. government agency securities	$—	$2,234	$—	$2,234
U.S. government notes	$—	$4,305	$—	$4,305
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of August 31, 2016	As of February 29, 2016
Raw materials	$3,485	$2,459
Finished goods	2,840	3,659
Reserves	(579)	(470)
	$5,746	$5,648
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of August 31, 2016	As of February 29, 2016
Appliance	$39,977	$41,548
Commissions	18,854	17,414
	$58,831	$58,962
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of August 31, 2016	As of February 29, 2016
Land	$9,848	$9,578
Building	6,549	6,549
Computer hardware and software	28,764	26,450
Vehicles, machinery and equipment	4,789	4,711
Leasehold improvements	4,403	4,401
	54,353	51,689
Accumulated depreciation and amortization	(24,081)	(19,779)
	$30,272	$31,910
Depreciation and amortization expense related to property and equipment was $2.3 million and $4.7 million for the three and six months ended August 31, 2016, respectively, and $1.7 million and $3.3 million for the three and six months ended August 31, 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 29, 2016	$(4,894)	$385	$(4,509)
Other comprehensive income (loss) before reclassifications	(374)	370	(4)
Amounts reclassified from AOCI	—	(732)	(732)
Other comprehensive loss	(374)	(362)	(736)
Balance as of August 31, 2016	$(5,268)	$23	$(5,245)
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
The results of operations, since the acquisition date, were not material to our condensed consolidated results of operations for the three and six months ended August 31, 2016. The following unaudited pro forma information presents the combined results of operations of Barracuda and Sookasa as if the acquisition had been completed on March 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended August 31,	Six Months Ended August 31,
	2015	2016	2015

	(in thousands)
Pro forma revenue	$78,434	$174,595	$156,471
Pro forma net income (loss)	$(3,026)	$5,137	$(7,645)
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 29, 2016	$69,595
Goodwill acquired	409
Effect of foreign exchange rates	159
Balance as of August 31, 2016	$70,163
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of August 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,134	$(27,989)	$22,145
Customer relationships	19,864	(8,496)	11,368
Patents	2,999	(1,540)	1,459
Trade name	812	(318)	494
	$73,809	$(38,343)	$35,466

	As of February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,082	$(25,643)	$24,439
Customer relationships	19,809	(7,313)	12,496
Patents	2,999	(1,295)	1,704
Trade name	812	(259)	553
	$73,702	$(34,510)	$39,192
Certain intangible assets were removed as they were fully amortized as of the periods presented above. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of August 31, 2016 and February 29, 2016.
Amortization expense, including impairment charges, was $1.8 million and $3.7 million for the three and six months ended August 31, 2016, respectively, and $0.6 million and $1.2 million for the three and six months ended August 31, 2015, respectively.
As of August 31, 2016, amortization expense for intangible assets in future periods was as follows: $3.6 million for the remainder of fiscal 2017, $6.9 million for fiscal 2018, $6.0 million for fiscal 2019, $5.8 million for fiscal 2020, $5.3 million for fiscal 2021 and $7.9 million thereafter.

5. Stockholders’ Deficit
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Cost of revenue	$338	$255	$636	$466
Research and development	2,608	2,000	5,072	3,835
Sales and marketing	1,943	1,639	3,791	3,189
General and administrative	3,007	3,272	6,334	6,220
	$7,896	$7,166	$15,833	$13,710
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
As of August 31, 2016, net of forecasted forfeitures, there was $12.8 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.28 years, and $49.4 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 2.83 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.
Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of August 31, 2016, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 715,230 shares remain available for future issuance.
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
The following table summarizes our common stock repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Total number of shares repurchased	464	—	482	—
Dollar amount of shares repurchased	$6,961	$—	$7,241	$—
Average price paid per share	$14.99	$—	$15.03	$—
Remaining amount authorized as of the period end	$23,543	$—	$23,543	$—
For additional information, see "Part II — Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q.

6. Income Taxes
For the three and six months ended August 31, 2016, we recorded an income tax provision of $5.2 million and $8.5 million, respectively. For the three and six months ended August 31, 2015, we recorded an income tax provision of $2.0 million and $4.5 million, respectively.
In fiscal 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three and six months ended August 31, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
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
Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
North America	$65,855	$57,027	$130,952	$113,068
United States	62,413	53,730	124,006	106,534
Other	3,442	3,297	6,946	6,534
Latin America	1,225	1,096	2,350	2,112
Asia-Pacific	5,235	4,850	10,284	9,505
EMEA	15,615	15,398	30,998	31,660
	$87,930	$78,371	$174,584	$156,345
8. Commitments and Contingencies
Legal Matters
On April 18, 2016, R. David Hunt, as Seller Representative of stockholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. The parties are engaged in discovery. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
On September 21, 2016, Marking Object Virtualization Intelligence, LLC filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that certain of our products infringe U.S. patent numbers 6,802,006, 6,510,516 and 7,650,504. We have not yet responded to the complaint. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
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
9. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net income (loss)	$2,437	$(2,239)	$5,221	$(6,071)
Weighted-average shares used to compute net income (loss) per share, basic	52,265	53,270	52,275	53,133
Dilutive shares from stock options and RSUs	1,056	—	813	—
Weighted-average shares used to compute net income (loss) per share, diluted	53,321	53,270	53,088	53,133
Net income (loss) per share, basic	$0.05	$(0.04)	$0.10	$(0.11)
Net income (loss) per share, diluted	$0.05	$(0.04)	$0.10	$(0.11)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 29, 2016. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
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
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a software license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, were 96% and 95% for the three and six months ended August 31, 2016, respectively, and 95% and 94% for the three and six months ended August 31, 2015, respectively. Subscription annual recurring revenue, which is the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, increased to $270.1 million as of August 31, 2016 from $220.4 million as of August 31, 2015.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, continue to develop new solutions to promptly respond to our customers’ needs and our ability to successfully integrate acquisitions into our business, particularly Intronis, Inc. ("Intronis"). As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality.
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
Our Business Model
We generally invoice at the time of sale for the total price of the solutions we deliver, and we typically collect cash in 30 to 60 days. We refer to the total amount of invoices we issue in a period as gross billings. All of the gross billings we record are recognized as revenue ratably under U.S. generally accepted accounting principles ("GAAP"), once all revenue recognition criteria have been met. Gross billings are initially recorded as deferred revenue, less reserves. The hardware appliance component of our gross billings is recognized ratably as revenue over the estimated customer relationship period, which is typically three years, commencing upon the activation of the unit by the end customer. The subscription component of our gross billings is recognized ratably as revenue over the contractual period of the subscription. Because we typically bill in advance for the entire term, substantially all of our new and renewal gross billings increase our deferred revenue balance, which contributes significantly to our cash flow.
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
The following table presents our key metrics and provides reconciliations of the most directly comparable GAAP financial measure to each non-GAAP financial measure (in thousands, except active subscribers and percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Gross billings	$100,298	$98,445	$198,499	$192,719
Year-over-year percentage change	2%		3%
Year-over-year percentage change on a constant currency basis (1)	2%		3%
Adjusted EBITDA	$24,658	$17,655	$42,571	$33,446
Adjusted EBITDA as a percentage of total revenue	28%	23%	24%	21%
Free cash flow	$20,271	$21,130	$31,181	$26,442
Free cash flow as a percentage of total revenue	23%	27%	18%	17%
Active subscribers at period end	298,739	261,613	298,739	261,613
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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
The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Total revenue	$87,930	$78,371	$174,584	$156,345
Total deferred revenue, end of period (1)	398,878	389,835	398,878	389,835
Less: total deferred revenue, beginning of period (1)	(393,072)	(381,003)	(392,774)	(372,862)
Add: deferred revenue adjustments	6,562	11,242	17,811	19,401
Total change in deferred revenue and adjustments	12,368	20,074	23,915	36,374
Gross billings	$100,298	$98,445	$198,499	$192,719
Year-over-year percentage change	2%		3%
Year-over-year percentage change on a constant currency basis (2)	2%		3%

 ______________________

(1)
The balances for the prior fiscal year's comparable quarters presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C Systems Limited ("C2C"), which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.

(2)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at August 31, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and six months ended August 31, 2016, gross billings increased 2% and 3%, respectively, over the prior year’s comparable periods. The increases in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three and six months ended August 31, 2016, increased sales of our core products, such as our NextGen Firewall and Web Application Firewall solutions, and the expansion of our MSP channel through the addition of new partners and products to our MSP platform, were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which includes other expense (income), net, provision for income taxes, acquisition and other non-recurring charges, stock-based compensation expense and depreciation, amortization and impairment expense related to property and equipment and intangible assets. Because of our business model, where revenue from gross billings is recognized ratably over subsequent periods, substantially all of our gross billings increase deferred revenue. Therefore, we believe that adjusting net income (loss) for increases in deferred revenue and increases in the associated deferred costs provides another indication of profitability from our operations. We use adjusted EBITDA to measure our performance, prepare our budgets and establish metrics for variable compensation. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our core operating performance and to better measure our performance on a consistent basis from period to period.
The following table reconciles net income (loss) to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net income (loss)	$2,437	$(2,239)	$5,221	$(6,071)
Total deferred revenue, end of period (1)	398,878	389,835	398,878	389,835
Less: total deferred revenue, beginning of period (1)	(393,072)	(381,003)	(392,774)	(372,862)
Less: total deferred costs, end of period	(58,831)	(60,214)	(58,831)	(60,214)
Total deferred costs, beginning of period	59,061	59,255	58,962	57,936
Other expense (income), net	(1,515)	(97)	(2,505)	471
Provision for income taxes	5,209	2,030	8,519	4,472
Depreciation, amortization and impairment expense (2)	4,186	2,295	8,467	4,469
Stock-based compensation expense	7,896	7,166	15,833	13,710
Acquisition and other non-recurring charges (3)	409	627	801	1,700
Adjusted EBITDA	$24,658	$17,655	$42,571	$33,446
Adjusted EBITDA as a percentage of total revenue	28%	23%	24%	21%
 ______________________

(1)
The balances for the prior fiscal year's comparable quarters presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C, which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings and adjusted EBITDA from period to period in order to assess the ongoing results of our business.

(2)	Represents expenses for the depreciation and amortization of property and equipment and intangible assets, as well as certain losses on disposal and impairment of long-lived assets.

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

Adjusted EBITDA increased to $24.7 million in the three months ended August 31, 2016 from $17.7 million in the three months ended August 31, 2015, and increased to $42.6 million in the six months ended August 31, 2016 from $33.4 million in the six months ended August 31, 2015. The increases in adjusted EBITDA were primarily driven by lower sales and marketing expenses due to the timing and nature of certain marketing campaigns. We expect sales and marketing expenses to increase as we continue to introduce marketing campaigns and invest in sales resources in key focus areas, while remaining focused on profitability and optimizing our cost structure.
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
The following table reconciles net cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Net cash provided by operating activities	$20,515	$22,317	$32,629	$28,619
Less: purchases of property and equipment	(1,020)	(1,567)	(2,969)	(3,443)
Acquisition and other non-recurring charges (1)	776	380	1,521	1,266
Free cash flow	$20,271	$21,130	$31,181	$26,442
Free cash flow as a percentage of total revenue	23%	27%	18%	17%
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

Free cash flow decreased to $20.3 million in the three months ended August 31, 2016 from $21.1 million in the three months ended August 31, 2015, primarily driven by a $1.8 million decrease in net cash provided by operating activities. Free cash flow increased to $31.2 million in the six months ended August 31, 2016 from $26.4 million in the six months ended August 31, 2015, driven primarily by a $4.0 million increase in net cash provided by operating activities as we continue to incur lower sales and marketing expenses due to the timing and nature of certain marketing campaigns.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of August 31, 2016 and 2015, we had 298,739 and 261,613 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.
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
Acquisition costs. Acquisition costs include the legal, valuation consulting and other expenses incurred in connection with acquisitions, the fair value remeasurements of contingent considerations, the expenses under the terms of certain acquisition and incentive agreements and other non-recurring expenses. Additionally, acquisition costs include the legal expenses incurred by us in connection with the C2C litigation matter involving R. David Hunt, as Seller Representative of stockholders of C2C, as further described in "Part II — Other Information, Item 1 - Legal Proceedings" of this Quarterly Report on Form 10-Q. These costs are classified within operating expenses in our condensed consolidated statements of operations.
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
Intellectual property settlement. Intellectual property settlement costs represent the allocated charges for the resolution of any past intellectual property infringement claims and the settlement payments. These costs are classified as general and administrative expenses in our condensed consolidated statements of operations.

The following table presents the details of our acquisition and other non-recurring charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Acquisition costs	$409	$622	$790	$1,639
Export compliance	—	5	11	61
	$409	$627	$801	$1,700
The following table presents the details of our acquisition and other non-recurring charges and their impact on free cash flow (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2016	2015	2016	2015
Acquisition costs	$124	$372	$858	$1,202
Export compliance	—	8	11	64
Intellectual property settlement	652	—	652	—
	$776	$380	$1,521	$1,266
Components of Results of Operations
Revenue
We generate revenue from the sales of our appliances and subscriptions.

•
Appliance Revenue. Revenue from the sale of our appliances includes hardware and a software license. We recognize hardware appliance revenue over the estimated customer relationship period of three years, commencing with the end-

user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

•
Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software, support and maintenance. Our subscription terms include monthly and annual terms ranging from one year to five years, the substantial majority of which are for one year periods. We recognize revenue from subscriptions and support and maintenance over the contractual service period.

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
Results of Operations
Comparison of the Three Months Ended August 31, 2016 and 2015
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended August 31,
	2016	% of Total Revenue	2015	% of Total Revenue	Change

Revenue:
Appliance	$21,034	24%	$22,288	28%	$(1,254)
Subscription	66,896	76	56,083	72	10,813
Total revenue	87,930	100	78,371	100	9,559
Cost of revenue	20,240	23	15,935	20	4,305
Gross profit	67,690	77	62,436	80	5,254
Operating expenses:
Research and development	18,446	21	17,502	22	944
Sales and marketing	32,144	37	34,470	44	(2,326)
General and administrative	10,969	12	10,770	14	199
Total operating expenses	61,559	70	62,742	80	(1,183)
Income (loss) from operations	6,131	7	(306)	—	6,437
Other income, net	1,515	2	97	—	1,418
Income (loss) before income taxes	7,646	9	(209)	—	7,855
Provision for income taxes	(5,209)	(6)	(2,030)	(3)	(3,179)
Net income (loss)	$2,437	3%	$(2,239)	(3)%	$4,676
Revenue
Total revenue increased $9.6 million, or 12%, for the three months ended August 31, 2016 compared to the three months ended August 31, 2015. Subscription revenue increased by $10.8 million, or 19%, primarily driven by the inclusion of revenue from Intronis, which was acquired in October 2015, and an increase in active subscribers during the period of 37,126, or 14%, from 261,613 active subscribers as of August 31, 2015 to 298,739 active subscribers as of August 31, 2016. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $1.3 million, or 6%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, software-as-a-service applications and managed service solutions.

Cost of Revenue and Gross Margin
Cost of revenue increased $4.3 million, or 27%, for the three months ended August 31, 2016 compared to the three months ended August 31, 2015 commensurate with the increase in total revenue for the comparable periods. Gross margin decreased from 80% for the three months ended August 31, 2015 to 77% for the three months ended August 31, 2016, primarily due to product mix shifts and increased service delivery costs, warranty costs, amortization of intangible assets and depreciation expenses primarily related to our Intronis acquisition. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $0.9 million, or 5%, for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to increases of $0.6 million in stock-based compensation expense, $0.6 million in consulting costs and $0.4 million in compensation and personnel costs, primarily attributable to additional headcount associated with recent acquisitions and higher compensation rates, partially offset by decreases of $0.3 million in travel and other related costs, $0.1 million in internal use development equipment and services, $0.1 million in IT-related infrastructure expenses and $0.1 million in license and service fees. As a percentage of total revenue, research and development expenses remained relatively consistent for the comparable period.
Sales and marketing expenses decreased $2.3 million, or 7%, for the three months ended August 31, 2016 compared to the three months ended August 31, 2015, primarily due to decreases of $3.6 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing expenditures, and $0.4 million in travel and other related costs, partially offset by increases of $0.7 million in compensation and personnel costs, primarily attributable to additional headcount associated with recent acquisitions, $0.4 million in amortization expense of intangible assets, $0.3 million in stock-based compensation expense and $0.2 million in consulting costs. As a percentage of total revenue, sales and marketing expenses decreased for the comparable period primarily due to the timing and nature of marketing campaigns. We expect sales and marketing expenses to increase for the remainder of fiscal 2017 as we introduce new marketing campaigns and invest in sales resources in key focus areas, which may increase sales and marketing expenses as a percentage of total revenue.
General and administrative expenses increased $0.2 million, or 2%, for the three months ended August 31, 2016 compared to the three months ended August 31, 2015. As a percentage of total revenue, general and administrative expenses remained relatively consistent for the comparable period.
Other Income, Net
The change in other income, net was primarily due to an increase in net foreign exchange gains of $0.7 million and an increase in realized gains from the sale of marketable securities of $0.7 million during the three months ended August 31, 2016 compared to the three months ended August 31, 2015.
Provision for Income Taxes
We recorded an income tax provision of $5.2 million for the three months ended August 31, 2016. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended August 31, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended August 31, 2015, we recorded an income tax provision of $2.0 million.

Comparison of the Six Months Ended August 31, 2016 and 2015
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Six Months Ended August 31,
	2016	% of Total Revenue	2015	% of Total Revenue	Change

Revenue:
Appliance	$42,367	24%	$45,970	29%	$(3,603)
Subscription	132,217	76	110,375	71	21,842
Total revenue	174,584	100	156,345	100	18,239
Cost of revenue	40,481	23	31,901	20	8,580
Gross profit	134,103	77	124,444	80	9,659
Operating expenses:
Research and development	37,653	22	35,502	23	2,151
Sales and marketing	63,474	36	68,602	44	(5,128)
General and administrative	21,741	12	21,468	14	273
Total operating expenses	122,868	70	125,572	81	(2,704)
Income (loss) from operations	11,235	7	(1,128)	(1)	12,363
Other income (expense), net	2,505	1	(471)	—	2,976
Income (loss) before income taxes	13,740	8	(1,599)	(1)	15,339
Provision for income taxes	(8,519)	(5)	(4,472)	(3)	(4,047)
Net income (loss)	$5,221	3%	$(6,071)	(4)%	$11,292
Revenue
Total revenue increased $18.2 million, or 12%, for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. Subscription revenue increased by $21.8 million, or 20%, primarily due to an increase in active subscribers during the period of 37,126, or 14%, from 261,613 active subscribers as of August 31, 2015 to 298,739 active subscribers as of August 31, 2016. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue decreased by $3.6 million, or 8%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, software-as-a-service applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $8.6 million, or 27%, for the six months ended August 31, 2016 compared to the six months ended August 31, 2015 commensurate with the increase in total revenue for the comparable periods. Gross margin decreased from 80% for the six months ended August 31, 2015 to 77% for the six months ended August 31, 2016, primarily due to product mix shifts and increased service delivery costs, warranty costs, amortization of intangible assets and depreciation expenses primarily related to our Intronis acquisition. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $2.2 million, or 6%, for the six months ended August 31, 2016 compared to the six months ended August 31, 2015, primarily due to increases of $1.4 million in consulting costs, $1.2 million in stock-based compensation expense and $0.5 million in compensation and personnel related costs, primarily attributable to additional headcount associated with recent acquisitions and higher compensation rates, partially offset by decreases of $0.5 million in travel and other related costs, $0.2 million in internal use development equipment and service and $0.2 million in IT-related infrastructure expenses, As a percentage of total revenue, research and development expenses remained relatively consistent for the comparable period.

Sales and marketing expenses decreased $5.1 million, or 7%, for the six months ended August 31, 2016 compared to the six months ended August 31, 2015, primarily due to decreases of $9.0 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing expenditures and event and trade show costs, and $0.6 million in travel and other related costs, partially offset by increases of $2.6 million in compensation and personnel costs, primarily attributable to additional headcount associated with recent acquisitions, $0.8 million in amortization expense of intangible assets, $0.6 million in stock-based compensation expense and $0.2 million in consulting costs. As a percentage of total revenue, sales and marketing expenses decreased for the comparable period mainly due to the timing and nature of marketing campaigns. We expect sales and marketing expenses to increase for the remainder of fiscal 2017 as we introduce new marketing campaigns and invest in sales resources in key focus areas, which may increase sales and marketing expenses as a percentage of total revenue.
General and administrative expenses increased $0.3 million, or 1%, for the six months ended August 31, 2016 compared to the six months ended August 31, 2015. As a percentage of total revenue, general and administrative expenses remained relatively consistent for the comparable period.
Other Income (Expense), Net
The change in other income (expense), net was primarily due to an increase in net foreign exchange gains of $1.8 million and an increase in realized gains from the sale of marketable securities of $1.1 million during the six months ended August 31, 2016 compared to the six months ended August 31, 2015.
Provision for Income Taxes
We recorded an income tax provision of $8.5 million for the six months ended August 31, 2016. The difference between the income tax provision that would be derived by applying the statutory rate to our before-tax income for the six months ended August 31, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the six months ended August 31, 2015, we recorded an income tax provision of $4.5 million.
Liquidity and Capital Resources

	Six Months Ended August 31,
	2016	2015

	(in thousands)
Net cash provided by operating activities	$32,629	$28,619
Net cash used in investing activities	$(8,313)	$(6,938)
Net cash provided by (used in) financing activities	$(4,260)	$744
As of August 31, 2016, we had cash and cash equivalents of $139.2 million, of which approximately $10.1 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $40.4 million as of August 31, 2016. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Furthermore, we have a $25.0 million credit facility with Silicon Valley Bank which expires in November 2016. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through August 31, 2016.
We believe that our existing cash, cash equivalents and marketable securities, our available credit facility and net cash provided by operating activities will be sufficient to meet our working capital and capital expenditure requirements, as well as to fund any principal and interest payments on notes payable and repurchases of our common stock, for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
For the six months ended August 31, 2016, operating activities provided $32.6 million in cash primarily due to non-cash charges of $24.3 million related to stock-based compensation, depreciation and amortization expenses, our consolidated net income of $5.2 million and a positive change of $4.2 million in our net operating assets and liabilities.
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
Cash used in investing activities of $8.3 million in the six months ended August 31, 2016 was primarily related to purchases of marketable securities of $21.8 million, property and equipment of $3.0 million, intangible assets of $1.0 million and non-marketable investments of $0.6 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $18.3 million.
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
For the six months ended August 31, 2016, financing activities used $4.3 million in cash primarily related to repurchases of our common stock of $7.2 million and tax payments related to $2.5 million of net share settlements of equity awards, partially offset by proceeds from stock option exercises of $4.9 million.
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
Off-Balance Sheet Arrangements
As of August 31, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 have not changed materially during the six months ended August 31, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2016, R. David Hunt, as Seller Representative of stockholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. The parties are engaged in discovery. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
On September 21, 2016, Marking Object Virtualization Intelligence, LLC filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Marshall Division, alleging that certain of our products infringe U.S. patent numbers 6,802,006, 6,510,516 and 7,650,504. We have not yet responded to the complaint. We intend to vigorously defend this lawsuit. Given the early stage of the litigation, we are unable to estimate a possible loss or range of possible loss, if any.
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

The following table summarizes all stock repurchases under our publicly announced stock repurchase program for the periods presented (in thousands, except per share data):

	Total Number of Shares	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
June 1, 2016 to June 30, 2016	356	$15.06	$25,132
July 1, 2016 to July 31, 2016	108	$14.76	$23,543
August 1, 2016 to August 31, 2016	—	$—	$23,543
	464	$14.99
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARRACUDA NETWORKS, INC.

Date: October 11, 2016	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 11, 2016	By:	/s/ Dustin Driggs
Dustin Driggs
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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