Form 10-Q
period 2016-11-30
BARRACUDA NETWORKS INC
filed 2017-01-09
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock outstanding as of December 31, 2016 was 52,776,391.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of November 30, 2016	As of February 29, 2016
Assets
Current assets:
Cash and cash equivalents	$121,113	$118,654
Marketable securities	73,220	36,394
Accounts receivable, net of allowance for doubtful accounts of $2,738 and $2,018 as of November 30, 2016 and February 29, 2016, respectively	39,555	36,520
Inventories, net	4,711	5,648
Prepaid income taxes	7,511	7,645
Deferred costs	32,076	31,943
Other current assets	4,990	4,805
Total current assets	283,176	241,609
Property and equipment, net	29,429	31,910
Deferred costs, non-current	26,475	27,019
Deferred income taxes, non-current	2,759	2,992
Other non-current assets	8,158	7,293
Intangible assets, net	33,904	39,386
Goodwill	69,817	69,595
Total assets	$453,718	$419,804
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$11,288	$15,939
Accrued payroll and related benefits	14,020	12,371
Other accrued liabilities	20,079	19,495
Deferred revenue	237,433	235,411
Note payable	4,184	268
Total current liabilities	287,004	283,484
Long-term liabilities:
Deferred revenue, non-current	163,867	157,363
Deferred income taxes, non-current	2,472	2,478
Note payable, non-current	—	4,115
Other long-term liabilities	5,332	4,462
Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of November 30, 2016 and February 29, 2016	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,748,541 and 52,135,194 shares issued and outstanding as of November 30, 2016 and February 29, 2016, respectively	53	52
Additional paid-in capital	362,204	337,439
Accumulated other comprehensive loss	(5,088)	(4,509)
Accumulated deficit	(362,126)	(365,080)
Total stockholders’ deficit	(4,957)	(32,098)
Total liabilities and stockholders’ deficit	$453,718	$419,804
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Revenue:
Appliance	$20,457	$21,655	$62,824	$67,625
Subscription	68,349	58,432	200,566	168,807
Total revenue	88,806	80,087	263,390	236,432
Cost of revenue	21,098	18,352	61,579	50,253
Gross profit	67,708	61,735	201,811	186,179
Operating expenses:
Research and development	18,627	18,629	56,280	54,131
Sales and marketing	33,368	36,218	96,842	104,820
General and administrative	10,217	14,872	31,958	36,340
Total operating expenses	62,212	69,719	185,080	195,291
Income (loss) from operations	5,496	(7,984)	16,731	(9,112)
Other income (expense), net	(2,374)	(395)	131	(866)
Income (loss) before income taxes	3,122	(8,379)	16,862	(9,978)
Benefit from (provision for) income taxes	(1,329)	6,793	(9,848)	2,321
Net income (loss) (Note 10)	$1,793	$(1,586)	$7,014	$(7,657)
Net income (loss) per share:
Basic	$0.03	$(0.03)	$0.13	$(0.14)
Diluted	$0.03	$(0.03)	$0.13	$(0.14)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,457	53,268	52,336	53,178
Diluted	53,995	53,268	53,391	53,178
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net income (loss)	$1,793	$(1,586)	$7,014	$(7,657)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	493	(710)	119	(386)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0, $0, $0 and $0)	(339)	(77)	31	1,045
Less: reclassification adjustment for net gains (losses) included in net income (loss) (net of tax effect of $(1), $3, $393 and $5)	3	(6)	(729)	(8)
Net change	(336)	(83)	(698)	1,037
Other comprehensive income (loss)	157	(793)	(579)	651
Comprehensive income (loss)	$1,950	$(2,379)	$6,435	$(7,006)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended November 30,
	2016	2015
Operating activities
Net income (loss)	$7,014	$(7,657)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment expense	12,442	7,927
Stock-based compensation expense	25,050	21,416
Excess tax benefits from equity compensation plans	(2,023)	(3,390)
Deferred income taxes	391	(3,927)
Other	(555)	894
Changes in operating assets and liabilities:
Accounts receivable, net	(3,054)	(1,073)
Inventories, net	931	(1,664)
Income taxes, net	3,138	883
Deferred costs	567	(1,497)
Other assets	(469)	(1,799)
Accounts payable	(4,889)	(1,677)
Accrued payroll and related benefits	898	3,721
Other liabilities	(646)	3,780
Deferred revenue	8,916	17,934
Net cash provided by operating activities	47,711	33,871
Investing activities
Purchases of marketable securities	(59,561)	(19,040)
Proceeds from the sale of marketable securities	11,530	9,202
Proceeds from the maturity of marketable securities	13,590	14,527
Purchases of non-marketable investments	(636)	(1,400)
Purchases of property and equipment	(4,265)	(5,500)
Purchases of intangible assets	(1,374)	—
Business combinations, net of cash acquired	(243)	(56,862)
Net cash used in investing activities	(40,959)	(59,073)
Financing activities
Proceeds from issuance of common stock	7,425	4,712
Taxes paid related to net share settlement of equity awards	(6,003)	(5,969)
Excess tax benefits from equity compensation plans	2,023	3,390
Employee loans extended, net of repayment	(122)	(2,488)
Repayment of note payable	(200)	(221)
Repurchases of common stock	(7,241)	(8,000)
Other	—	(255)
Net cash used in financing activities	(4,118)	(8,831)
Effect of exchange rate changes on cash and cash equivalents	(175)	(267)
Net increase (decrease) in cash and cash equivalents	2,459	(34,300)
Cash and cash equivalents at beginning of period	118,654	151,373
Cash and cash equivalents at end of period	$121,113	$117,073
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended November 30, 2016 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 29, 2016 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
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
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets. We recorded net losses resulting from foreign exchange transactions of $2.4 million and $1.0 million for the three and nine months ended November 30, 2016, respectively, and $0.4 million and $0.9 million for the three and nine months ended November 30, 2015, respectively, which were reflected as a component of other income (expense), net in our condensed consolidated statements of operations.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of November 30, 2016 and

February 29, 2016 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gains (losses) in other income (expense), net in our condensed consolidated statements of operations.
Recent Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2016-18 ("ASU 2016-18"), which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 is to be applied through a retrospective transition method to each period presented. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2016-18 to have a material impact on our condensed consolidated statements of cash flows.
In October 2016, the FASB issued Accounting Standards Update No. 2016-17 ("ASU 2016-17") to amend Accounting Standards Update No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis, which addresses how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. While early adoption is permitted, we do not intend to early adopt ASU 2016-17. Since we adopted ASU 2015-02 in fiscal 2016, ASU 2016-17 is to be applied retrospectively to all relevant prior periods beginning with the first quarter of fiscal 2016. We do not expect the adoption of ASU 2016-17 to have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU 2016-15") which addresses eight cash flow classification issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. ASU 2016-15 is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the timing and the impact of adopting ASU 2016-15 on our condensed consolidated statements of cash flows.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the timing and the impact of adopting ASU 2016-13 on our condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09") to simplify employee shared-based payment accounting. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. While early adoption is permitted, we do not intend to early adopt ASU 2016-09. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU 2016-09 on our condensed consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-07 ("ASU 2016-07") to eliminate the requirement to retroactively adopt the equity method of accounting for an investment that qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For an available-for-sale equity security that becomes qualified for the equity method of accounting, an entity is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. While early adoption is permitted, we do not intend to early adopt ASU 2016-07. ASU 2016-07 is to be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We do not expect the adoption of ASU 2016-07 to have a material impact on our condensed consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("Topic 842") to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. Topic 842 is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the timing and the impact of adopting Topic 842 on our condensed consolidated financial statements and expect that most of our operating lease commitments will be subject to Topic 842 and recognized as operating lease liabilities and right-of-use assets upon the adoption.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if we elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. ASU 2016-01 is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of adopting ASU 2016-01 on our condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 ("Topic 606") which completed the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improving financial reporting. Topic 606 also provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The FASB issued subsequent amendments to the initial guidance collectively under Topic 606. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of Topic 606 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Topic 606 defines a five-step process to achieve this core principle, and more judgment and estimates may be required under the Topic 606 revenue recognition process than are required under existing GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation, among others. Topic 606 is required to be effective for us as of the first quarter of fiscal 2019. While we are allowed to early adopt as of the first quarter of fiscal 2018, we do not intend to early adopt Topic 606. Topic 606 allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying Topic 606 recognized at the date of initial application. We are currently evaluating the adoption method and the impact of adopting Topic 606 on our condensed consolidated financial statements, including the effect on our operating results and our accounting for deferred commission balances.
2. Balance Sheet Information
Cash, Cash Equivalents and Marketable Securities

The following table summarizes our cash and cash equivalents by category (in thousands):

	As of November 30, 2016	As of February 29, 2016
Cash	$96,173	$60,252
Money market funds	24,940	58,402
	$121,113	$118,654
The following tables summarize our marketable securities by category (in thousands):

	As of November 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,762	$11	$(16)	$9,757
Corporate debt securities	39,763	5	(207)	39,561
Foreign government bonds	201	—	(1)	200
Mortgage-backed securities	3,631	—	(21)	3,610
U.S. government agency securities	11,545	—	(66)	11,479
U.S. government notes	8,637	3	(27)	8,613
	$73,539	$19	$(338)	$73,220

	As of February 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,717	$9	$(3)	$4,723
Corporate debt securities	19,135	11	(22)	19,124
Equity securities	3,095	380	—	3,475
Foreign government bonds	205	—	—	205
Mortgage-backed securities	2,341	—	(13)	2,328
U.S. government agency securities	2,242	6	(14)	2,234
U.S. government notes	4,279	26	—	4,305
	$36,014	$432	$(52)	$36,394
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three and nine months ended November 30, 2016, we realized gross gains of zero and $1.1 million, respectively, and insignificant amounts of gross losses. For the three and nine months ended November 30, 2015, realized gains and losses were insignificant. We reflect these gains and losses as a component of other income (expense), net in our condensed consolidated statements of operations.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of November 30, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$4,961	$(16)	$—	$—	$4,961	$(16)
Corporate debt securities	35,020	(206)	1,200	(1)	36,220	(207)
Foreign government bonds	200	(1)	—	—	200	(1)
Mortgage-backed securities	3,282	(21)	—	—	3,282	(21)
U.S. government agency securities	11,048	(64)	283	(2)	11,331	(66)
U.S. government notes	7,886	(27)	—	—	7,886	(27)
	$62,397	$(335)	$1,483	$(3)	$63,880	$(338)

	As of February 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,788	$(3)	$—	$—	$1,788	$(3)
Corporate debt securities	12,088	(22)	—	—	12,088	(22)
Mortgage-backed securities	1,746	(8)	385	(5)	2,131	(13)
U.S. government agency securities	887	(10)	622	(4)	1,509	(14)
	$16,509	$(43)	$1,007	$(9)	$17,516	$(52)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of November 30, 2016, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of November 30, 2016
Due in 1 year	$10,394
Due in 1 year through 5 years	54,828
Due in 5 years through 10 years	3,326
Due after 10 years	4,672
$73,220
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

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of November 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$24,940	$—	$—	$24,940
Marketable securities:
Asset-backed securities	$—	$9,757	$—	$9,757
Corporate debt securities	$—	$39,561	$—	$39,561
Foreign government bonds	$—	$200	$—	$200
Mortgage-backed securities	$—	$3,610	$—	$3,610
U.S. government agency securities	$—	$11,479	$—	$11,479
U.S. government notes	$—	$8,613	$—	$8,613
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161

	As of February 29, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,402	$—	$—	$58,402
Marketable securities:
Asset-backed securities	$—	$4,723	$—	$4,723
Corporate debt securities	$—	$19,124	$—	$19,124
Equity securities	$3,475	$—	$—	$3,475
Foreign government bonds	$—	$205	$—	$205
Mortgage-backed securities	$—	$2,328	$—	$2,328
U.S. government agency securities	$—	$2,234	$—	$2,234
U.S. government notes	$—	$4,305	$—	$4,305
Other accrued liabilities (current):
Contingent consideration	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration	$—	$—	$161	$161
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of November 30, 2016	As of February 29, 2016
Raw materials	$2,696	$2,459
Finished goods	2,647	3,659
Reserves	(632)	(470)
	$4,711	$5,648
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of November 30, 2016	As of February 29, 2016
Appliance	$39,600	$41,548
Commissions	18,951	17,414
	$58,551	$58,962
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of November 30, 2016	As of February 29, 2016
Land	$9,849	$9,578
Building	6,549	6,549
Computer hardware and software	30,102	26,450
Vehicles, machinery and equipment	4,772	4,711
Leasehold improvements	4,373	4,401
	55,645	51,689
Accumulated depreciation and amortization	(26,216)	(19,779)
	$29,429	$31,910
Depreciation and amortization expense related to property and equipment was $2.3 million and $7.0 million for the three and nine months ended November 30, 2016, respectively, and $2.1 million and $5.4 million for the three and nine months ended November 30, 2015, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 29, 2016	$(4,894)	$385	$(4,509)
Other comprehensive income before reclassifications	119	31	150
Amounts reclassified from AOCI	—	(729)	(729)
Other comprehensive income (loss)	119	(698)	(579)
Balance as of November 30, 2016	$(4,775)	$(313)	$(5,088)
3. Acquisition
Sookasa, Inc.
In March 2016, we acquired Sookasa, Inc. ("Sookasa"), a provider of encryption, security, and compliance solutions for cloud-based integration partners. We acquired all of the outstanding equity interests of Sookasa for cash consideration of $0.3 million, which included the settlement of the outstanding indebtedness of Sookasa with SVB Financial Group, and the issuance of 10,000 shares of our common stock to SVB Financial Group in connection with such settlement. The total aggregate consideration, inclusive of cash, debt settlement and equity, was approximately $0.4 million, of which $0.4 million was allocated to goodwill. The goodwill is primarily attributable to the acquired assembled workforce and is not expected to be deductible for income tax purposes.
The results of operations, since the acquisition date, were not material to our condensed consolidated results of operations for the three and nine months ended November 30, 2016. The following unaudited pro forma information presents the combined results of operations of Barracuda and Sookasa as if the acquisition had been completed on March 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended November 30,	Nine Months Ended November 30,
	2015	2016	2015

	(in thousands)
Pro forma revenue	$80,150	$263,401	$236,621
Pro forma net income (loss)	$(2,373)	$6,930	$(10,018)
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 29, 2016	$69,595
Goodwill acquired	409
Effect of foreign exchange rates	(187)
Balance as of November 30, 2016	$69,817
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of November 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,020	$(28,975)	$21,045
Customer relationships	19,744	(8,881)	10,863
Patents	2,999	(1,663)	1,336
Trade name	812	(346)	466
	$73,575	$(39,865)	$33,710

	As of February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,082	$(25,643)	$24,439
Customer relationships	19,809	(7,313)	12,496
Patents	2,999	(1,295)	1,704
Trade name	812	(259)	553
	$73,702	$(34,510)	$39,192
Certain intangible assets were removed as they were fully amortized as of the periods presented above. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of November 30, 2016 and February 29, 2016.
Amortization expense, including impairment charges, was $1.8 million and $5.5 million for the three and nine months ended November 30, 2016, respectively, and $1.3 million and $2.5 million for the three and nine months ended November 30, 2015, respectively.
As of November 30, 2016, amortization expense for intangible assets in future periods was as follows: $1.8 million for the remainder of fiscal 2017, $6.9 million for fiscal 2018, $6.0 million for fiscal 2019, $5.8 million for fiscal 2020, $5.3 million for fiscal 2021 and $7.9 million thereafter.

5. Stockholders’ Deficit
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Cost of revenue	$323	$286	$959	$752
Research and development	3,737	2,271	8,809	6,106
Sales and marketing	2,211	1,812	6,002	5,001
General and administrative	2,946	3,337	9,280	9,557
	$9,217	$7,706	$25,050	$21,416
Our 2012 Equity Incentive Plan (the "2012 Plan") authorizes the granting of stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over three or four years contingent upon employment or service with us on each vesting date.
As of November 30, 2016, net of forecasted forfeitures, there was $10.7 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 2.13 years, and $49.4 million of unrecognized compensation cost related to unvested RSUs, expected to be recognized over a weighted-average period of 2.80 years. To the extent the actual forfeiture rate is different from what management has anticipated, stock-based compensation expense related to these equity awards will be different from management’s expectations.
Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of November 30, 2016, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 673,745 shares remain available for future issuance.
Stock Repurchase Program
In September 2015, our board of directors authorized a stock repurchase program to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. The stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market conditions, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities.
The following table summarizes our common stock repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Total number of shares repurchased	—	430	482	430
Dollar amount of shares repurchased	$—	$8,000	$7,241	$8,000
Average price paid per share	$—	$18.60	$15.03	$18.60
Remaining amount authorized as of the period end	$23,543	$42,000	$23,543	$42,000
For additional information, see "Part II — Other Information, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds" of this Quarterly Report on Form 10-Q.

6. Income Taxes
For the three and nine months ended November 30, 2016, we recorded an income tax provision of $1.3 million and $9.8 million, respectively. For the three and nine months ended November 30, 2015, we recorded an income tax benefit of $6.8 million and $2.3 million, respectively.
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
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three and nine months ended November 30, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
7. Segment Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about sales by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated level. Accordingly, we have determined that we have a single reportable segment and operating segment structure.
Revenue by geographic region is presented as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
North America	$66,760	$59,537	$197,712	$172,605
United States	63,305	56,302	187,311	162,836
Other	3,455	3,235	10,401	9,769
Latin America	1,163	1,030	3,513	3,142
Asia-Pacific	5,273	4,566	15,557	14,071
EMEA	15,610	14,954	46,608	46,614
	$88,806	$80,087	$263,390	$236,432
8. Borrowings
Credit Facility
We had a $25.0 million credit facility with Silicon Valley Bank ("SVB"), which was amended in fiscal 2017 to extend the expiration date to November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through November 30, 2016.
9. Commitments and Contingencies
Legal Matters
On April 18, 2016, R. David Hunt, as Seller Representative of the shareholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. On December 21, 2016, the parties agreed on a resolution in principle during a mediation, in which we would pay approximately $1.25 million of the potential amounts due, or which could become due, to the shareholders of C2C under the Share Purchase Agreement, including obligations for the contingent consideration and the purchase consideration held back for potential indemnification claims. We have adequately accrued for the above obligations as of November 30, 2016, which are subject to finalization.
On September 21, 2016, Marking Object Virtualization Intelligence, LLC filed a lawsuit against us in the United States District Court ("Court") for the Eastern District of Texas, Marshall Division, alleging that certain of our products infringe U.S. patent numbers 6,802,006, 6,510,516 and 7,650,504. On January 4, 2017, a motion to dismiss with prejudice was filed with the Court. We obtained a license to the patents in the lawsuit at no additional costs to us through our membership in RPX.
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
10. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net income (loss)	$1,793	$(1,586)	$7,014	$(7,657)
Weighted-average shares used to compute net income (loss) per share, basic	52,457	53,268	52,336	53,178
Dilutive shares from stock options and RSUs	1,538	—	1,055	—
Weighted-average shares used to compute net income (loss) per share, diluted	53,995	53,268	53,391	53,178
Net income (loss) per share, basic	$0.03	$(0.03)	$0.13	$(0.14)
Net income (loss) per share, diluted	$0.03	$(0.03)	$0.13	$(0.14)

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
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a software license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, were 90% and 93% for the three and nine months ended November 30, 2016, respectively, and 87% and 91% for the three and nine months ended November 30, 2015, respectively. Subscription annual recurring revenue, which is the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, increased to $278.8 million as of November 30, 2016 from $246.3 million as of November 30, 2015.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, continue to develop new solutions to promptly respond to our customers’ needs and our ability to successfully integrate acquisitions into our business. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our portfolio of solutions provides us an opportunity to cross-sell additional solutions. Customers who successfully deploy more than one type of solution provide substantially more customer lifetime value to us, and can derive greater value from our solutions as they benefit from synergies in management, support and functionality.
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

•
Appliance Revenue. Revenue from the sale of our appliances includes hardware and a perpetual software license. We recognize hardware appliance revenue over the estimated customer relationship period of three years, commencing with the end-user’s activation of the appliance and related subscription, provided all other criteria for the recognition of appliance revenue are met.

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
Benefits from (Provision for) Income Taxes
Our benefits from (provision for) income taxes consists primarily of federal and state income taxes in the United States and income taxes in foreign jurisdictions in which we conduct business. We estimate income taxes in each of the jurisdictions in which we operate. This process involves determining income tax expense together with calculating the deferred income tax expense related to temporary differences resulting from the differing treatment of items for tax and accounting purposes. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. These temporary differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. Deferred tax assets are recognized for deductible temporary differences, along with net operating loss and credits carryforwards, if it is more likely than not that the tax benefits will be realized.
Results of Operations
Comparison of the Three Months Ended November 30, 2016 and 2015
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended November 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change

Revenue:
Appliance	$20,457	23%	$21,655	27%	$(1,198)
Subscription	68,349	77	58,432	73	9,917
Total revenue	88,806	100	80,087	100	8,719
Cost of revenue	21,098	24	18,352	23	2,746
Gross profit	67,708	76	61,735	77	5,973
Operating expenses:
Research and development	18,627	21	18,629	23	(2)
Sales and marketing	33,368	38	36,218	45	(2,850)
General and administrative	10,217	11	14,872	19	(4,655)
Total operating expenses	62,212	70	69,719	87	(7,507)
Income (loss) from operations	5,496	6	(7,984)	(10)	13,480
Other expense, net	(2,374)	(2)	(395)	—	(1,979)
Income (loss) before income taxes	3,122	4	(8,379)	(10)	11,501
Benefits from (provision for) income taxes	(1,329)	(2)	6,793	8	(8,122)
Net income (loss)	$1,793	2%	$(1,586)	(2)%	$3,379

Revenue
Total revenue increased $8.7 million, or 11%, for the three months ended November 30, 2016 compared to the three months ended November 30, 2015. Subscription revenue increased by $9.9 million, or 17%, primarily driven by the inclusion of revenue from Intronis, Inc. ("Intronis"), which was acquired in October 2015, and an increase in active subscribers during the period of 39,856, or 15%, from 269,467 active subscribers as of November 30, 2015 to 309,323 active subscribers as of November 30, 2016. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $1.2 million, or 6%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, software-as-a-service applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $2.7 million, or 15%, for the three months ended November 30, 2016 compared to the three months ended November 30, 2015 commensurate with the increase in total revenue for the comparable periods. Gross margin decreased from 77% for the three months ended November 30, 2015 to 76% for the three months ended November 30, 2016, primarily due to product mix shifts and increased service delivery costs, warranty and royalty costs, amortization of intangible assets and depreciation expenses. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses on a dollar basis and as a percentage of total revenue remained relatively consistent for the three months ended November 30, 2016 compared to the three months ended November 30, 2015.
Sales and marketing expenses decreased $2.9 million, or 8%, for the three months ended November 30, 2016 compared to the three months ended November 30, 2015, primarily due to a decrease of $4.4 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing, sponsorship and advertising spend, partially offset by increases of $0.7 million in compensation and personnel costs, primarily attributable to higher sales commission attainment, $0.4 million in stock-based compensation expense and $0.3 million in consulting costs. As a percentage of total revenue, sales and marketing expenses decreased for the comparable period primarily due to the timing and nature of marketing campaigns. We expect sales and marketing expenses to increase for the remainder of fiscal 2017 as we invest in sales resources in key focus areas, which may increase sales and marketing expenses as a percentage of total revenue.
General and administrative expenses decreased $4.7 million, or 31%, for the three months ended November 30, 2016 compared to the three months ended November 30, 2015, primarily due to decreases of $3.9 million in legal costs, which included a $2.3 million settlement charge for intellectual property matters and a $1.5 million settlement of an export compliance matter in the prior year comparable period, $0.4 million in stock-based compensation expense, $0.2 million in consulting costs, $0.2 million in compensation and personnel costs and $0.2 million in equipment and software expense. As a percentage of total revenue, general and administrative expenses decreased from the prior year comparable period due to the legal costs associated with settlement matters noted above not recurring in the three months ended November 30, 2016.
Other Expense, Net
The change in other expense, net was primarily due to an increase in net foreign exchange losses of $1.9 million during the three months ended November 30, 2016 compared to the three months ended November 30, 2015, mainly as a result of the fluctuation in the Japanese Yen.
Benefits from (Provision for) Income Taxes
We recorded an income tax provision of $1.3 million for the three months ended November 30, 2016. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended November 30, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended November 30, 2015, we recorded an income tax benefit of $6.8 million.

Comparison of the Nine Months Ended November 30, 2016 and 2015
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Nine Months Ended November 30,
	2016	% of Total Revenue	2015	% of Total Revenue	Change

Revenue:
Appliance	$62,824	24%	$67,625	29%	$(4,801)
Subscription	200,566	76	168,807	71	31,759
Total revenue	263,390	100	236,432	100	26,958
Cost of revenue	61,579	23	50,253	21	11,326
Gross profit	201,811	77	186,179	79	15,632
Operating expenses:
Research and development	56,280	21	54,131	23	2,149
Sales and marketing	96,842	38	104,820	45	(7,978)
General and administrative	31,958	12	36,340	15	(4,382)
Total operating expenses	185,080	71	195,291	83	(10,211)
Income (loss) from operations	16,731	6	(9,112)	(4)	25,843
Other income (expense), net	131	—	(866)	—	997
Income (loss) before income taxes	16,862	6	(9,978)	(4)	26,840
Benefit from (provision for) income taxes	(9,848)	(3)	2,321	1	(12,169)
Net income (loss)	$7,014	3%	$(7,657)	(3)%	$14,671
Revenue
Total revenue increased $27.0 million, or 11%, for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015. Subscription revenue increased by $31.8 million, or 19%, primarily due to an increase in active subscribers during the period of 39,856, or 15%, from 269,467 active subscribers as of November 30, 2015 to 309,323 active subscribers as of November 30, 2016. This increase primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue decreased by $4.8 million, or 7%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, software-as-a-service applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $11.3 million, or 23%, for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015 commensurate with the increase in total revenue for the comparable periods. Gross margin decreased from 79% for the nine months ended November 30, 2015 to 77% for the nine months ended November 30, 2016, primarily due to product mix shifts and increased service delivery costs, warranty and royalty costs, amortization of intangible assets and depreciation expenses. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $2.1 million, or 4%, for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015, primarily due to increases of $2.7 million in stock-based compensation expense and $1.3 million in consulting costs, partially offset by decreases of $0.7 million in travel and other related costs, $0.4 million in compensation and personnel related costs, $0.4 million in IT-related infrastructure expenses and $0.3 million in internal use development equipment and service. As a percentage of total revenue, research and development expenses remained relatively consistent for the comparable period.

Sales and marketing expenses decreased $8.0 million, or 8%, for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015, primarily due to decreases of $13.4 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing, sponsorship and advertising spend and event and trade show costs, and $0.7 million in travel and other related costs, partially offset by increases of $3.3 million in compensation and personnel costs, primarily attributable to higher sales commission attainment, $1.0 million in stock-based compensation expense, $0.9 million in amortization expense of intangible assets, $0.5 million in consulting costs and $0.2 million in license and service fees. As a percentage of total revenue, sales and marketing expenses decreased for the comparable period mainly due to the timing and nature of marketing campaigns. We expect sales and marketing expenses to increase for the remainder of fiscal 2017 as we invest in sales resources in key focus areas, which may increase sales and marketing expenses as a percentage of total revenue.
General and administrative expenses decreased $4.4 million, or 12%, for the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015, primarily due to decreases of $4.0 million in legal costs, which included a $2.3 million settlement charge for intellectual property matters and a $1.5 million settlement of an export compliance matter in the prior year comparable period, $0.4 million in consulting costs, $0.4 million in equipment and software expense, $0.3 million in stock-based compensation expense, $0.3 million in compensation and personnel costs and $0.3 million in travel and other related costs, partially offset by increases of $0.6 million in depreciation expense and $0.5 million in bad debt expense. As a percentage of total revenue, general and administrative expenses decreased from the prior year comparable period due to the legal costs associated with the settlement matters noted above not recurring in the nine months ended November 30, 2016.
Other Income (Expense), Net
The change in other income (expense), net was primarily due to an increase in realized gains from the sale of marketable securities of $1.1 million during the nine months ended November 30, 2016 compared to the nine months ended November 30, 2015.
Benefit from (Provision for) Income Taxes
We recorded an income tax provision of $9.8 million for the nine months ended November 30, 2016. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the nine months ended November 30, 2016 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the nine months ended November 30, 2015, we recorded an income tax benefit of $2.3 million.
Liquidity and Capital Resources

	Nine Months Ended November 30,
	2016	2015

	(in thousands)
Net cash provided by operating activities	$47,711	$33,871
Net cash used in investing activities	$(40,959)	$(59,073)
Net cash used in financing activities	$(4,118)	$(8,831)
As of November 30, 2016, we had cash and cash equivalents of $121.1 million, of which approximately $13.6 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $73.2 million as of November 30, 2016. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Furthermore, we renewed our $25.0 million credit facility with Silicon Valley Bank (“SVB”) to expire in November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through November 30, 2016.

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
For the nine months ended November 30, 2016, operating activities provided $47.7 million in cash primarily due to non-cash charges of $37.5 million related to stock-based compensation, depreciation and amortization expenses, our consolidated net income of $7.0 million and a positive change of $5.4 million in our net operating assets and liabilities, partially offset by excess tax benefits from equity compensation plans of $2.0 million.
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
Cash used in investing activities of $41.0 million in the nine months ended November 30, 2016 was primarily related to purchases of marketable securities of $59.6 million, property and equipment of $4.3 million, intangible assets of $1.4 million and non-marketable investments of $0.6 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $25.1 million.
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
For the nine months ended November 30, 2016, financing activities used $4.1 million in cash primarily related to repurchases of our common stock of $7.2 million and tax payments related to $6.0 million of net share settlements of equity awards, partially offset by proceeds from stock option exercises of $7.4 million and excess tax benefits from equity compensation plans of $2.0 million.
For the nine months ended November 30, 2015, financing activities used $8.8 million in cash primarily related to repurchases of our common stock of $8.0 million, tax payments related to $6.0 million of net share settlements of equity awards and payments of $2.5 million related to remittances to tax authorities for employee equity transactions, partially offset by proceeds from stock option exercises of $4.7 million and excess tax benefits from equity compensation plans of $3.4 million.
Key Metrics
We monitor the following key metrics to help us evaluate growth trends, establish budgets and assess operational efficiencies. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.
The following table summarizes our key metrics (in thousands, except active subscribers and percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Gross billings	$100,399	$89,008	$298,898	$281,727
Year-over-year percentage change	13%		6%
Year-over-year percentage change on a constant currency basis (1)	13%		6%
Adjusted EBITDA (2)	$18,854	$7,907	$55,190	$26,658
Adjusted EBITDA as a percentage of total revenue	21%	10%	21%	11%
Free cash flow (2)	$13,786	$3,195	$43,446	$28,371
Free cash flow as a percentage of total revenue	16%	4%	16%	12%
Active subscribers at period end	309,323	269,467	309,323	269,467
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

(2)
Beginning in the third quarter of fiscal 2017, we modified our reporting practices to comply with recent SEC interpretations on the use of non-GAAP measures. As a result, we have modified our historical presentation of adjusted EBITDA and will no longer adjust for changes in deferred revenue and associated deferred costs in our calculation of adjusted EBITDA. Additionally, we have modified our historical presentation of adjusted free cash flow and will no longer adjust free cash flow for the cash payment impact of acquisition and other charges. Refer to the "Acquisition and Other Charges" section below for additional details. These changes do not impact our current and historical presentation of GAAP results. Prior period information has been recast to conform to the adjusted calculations.

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

The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Total revenue	$88,806	$80,087	$263,390	$236,432
Total deferred revenue, end of period (1)	401,300	391,617	401,300	391,617
Less: total deferred revenue, beginning of period (1)	(398,878)	(389,835)	(392,774)	(372,862)
Add: deferred revenue adjustments	9,171	7,139	26,982	26,540
Total change in deferred revenue and adjustments	11,593	8,921	35,508	45,295
Gross billings	$100,399	$89,008	$298,898	$281,727
Year-over-year percentage change	13%		6%
Year-over-year percentage change on a constant currency basis (2)	13%		6%
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

(2)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at November 30, 2015, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and nine months ended November 30, 2016, gross billings increased 13% and 6%, respectively, over the prior year’s comparable periods. The increases in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three and nine months ended November 30, 2016, increased sales of our core products, such as our NextGen Firewall and Web Application Firewall solutions, the addition of gross billings attributable to Intronis, and increased sales of our managed service solutions due primarily to the expansion of our managed service provider ("MSP") channel through the addition of new partners and products to our MSP platform, were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which include: (i) other expense (income), net, (ii) provision for (benefit from) income taxes, (iii) acquisition and other charges, (iv) stock-based compensation expense, (v) amortization of intangible assets, including certain losses on disposal and impairment of intangible assets, and (vi) depreciation expense, including certain losses on disposal of fixed assets. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our ongoing operating performance, and therefore provides a better indication of profitability from our operations, and provides a consistent measure of our performance from period to period. Prior period information has been recast to conform to the current period presentation and excludes changes in deferred revenue and associated deferred costs in our calculation of adjusted EBITDA.

The following table reconciles net income (loss) to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net income (loss)	$1,793	$(1,586)	$7,014	$(7,657)
Other expense (income), net	2,374	395	(131)	866
Provision for (benefit from) income taxes	1,329	(6,793)	9,848	(2,321)
Depreciation, amortization and impairment expense (1)	3,975	3,458	12,442	7,927
Stock-based compensation expense	9,217	7,706	25,050	21,416
Acquisition and other charges (2)	166	4,727	967	6,427
Adjusted EBITDA	$18,854	$7,907	$55,190	$26,658
Adjusted EBITDA as a percentage of total revenue	21%	10%	21%	11%
 ______________________

(1)	Represents expenses for the depreciation and amortization of property and equipment and intangible assets, as well as certain losses on disposal and impairment of long-lived assets.

(2)
In calculating adjusted EBITDA, we also adjust for acquisition and other charges that we believe are non-recurring, infrequent and/or unusual in nature, can vary significantly in amount and frequency and are unrelated to our ongoing operating performance. We believe that adjusting for these charges allows us to better compare adjusted EBITDA from period to period in order to assess the ongoing operating results of our business. Refer to the "Acquisition and Other Charges" section below for additional details regarding these charges.

Adjusted EBITDA increased to $18.9 million in the three months ended November 30, 2016 from $7.9 million in the three months ended November 30, 2015, and increased to $55.2 million in the nine months ended November 30, 2016 from $26.7 million in the nine months ended November 30, 2015. The increases in adjusted EBITDA were primarily driven by lower sales and marketing expenses due to the timing and nature of certain marketing campaigns. We expect sales and marketing expenses to increase as we continue to introduce marketing campaigns and invest in sales resources in key focus areas, while remaining focused on profitability and optimizing our cost structure.
Free cash flow. We define free cash flow as net cash provided by operating activities, less purchases of property and equipment. We consider free cash flow to be a useful liquidity measure that considers the investment in cloud and corporate infrastructure required to support our business. We use free cash flow to assess our business performance and evaluate the amount of cash generated by our business after adjusting for purchases of property and equipment. Prior period information has been recast to conform to the current period presentation of free cash flow and excludes the cash payment impact of acquisition and other charges. Refer to the "Acquisition and Other Charges" section below for additional details.
The following table reconciles net cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Net cash provided by operating activities	$15,082	$5,252	$47,711	$33,871
Less: purchases of property and equipment	(1,296)	(2,057)	(4,265)	(5,500)
Free cash flow	$13,786	$3,195	$43,446	$28,371
Free cash flow as a percentage of total revenue	16%	4%	16%	12%
Free cash flow increased to $13.8 million in the three months ended November 30, 2016 from $3.2 million in the three months ended November 30, 2015, primarily driven by a $9.8 million increase in net cash provided by operating activities. Free cash flow increased to $43.4 million in the nine months ended November 30, 2016 from $28.4 million in the nine months ended November 30, 2015, driven primarily by a $13.8 million increase in net cash provided by operating activities as we continue to incur lower sales and marketing expenses due to the timing and nature of certain marketing campaigns.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of November 30, 2016 and 2015, we had 309,323 and 269,467 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.
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
Acquisition and Other Charges
In calculating adjusted EBITDA, we exclude certain expense items resulting from acquisitions and other charges, which we do not believe are non-recurring, infrequent and/or unusual in nature, can vary significantly in amount and frequency and are unrelated to our ongoing operating performance indicative of ongoing operating performance or do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA from period to period in order to assess the ongoing operating results of our business. We refer to these costs as our "acquisition and other charges" throughout this Quarterly Report on Form 10-Q. These costs consist of the following:
Acquisition and other costs. Acquisition costs (including costs associated with prospective acquisitions) include acquisition-related expenses for legal, accounting and other professional fees, integration costs, fair value remeasurements of contingent consideration obligations and contingent consideration payments made under the terms of acquisition agreements. We believe these costs are unpredictable, can vary based on the size and complexity of each transaction, and are unrelated to our core operations or those of acquired businesses. Other costs include legal expenses incurred in connection with the C2C litigation matter involving R. David Hunt, as Seller Representative of the stockholders of C2C, as further described in "Part II — Other Information, Item 1 - Legal Proceedings" of this Quarterly Report on Form 10-Q, and costs that are non-recurring, infrequent and/or unusual in nature and can vary significantly in amount and frequency. The acquisition and other costs are classified within operating expenses in our condensed consolidated statements of operations.
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
The following table presents the details of our acquisition and other charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2016	2015	2016	2015
Acquisition and other costs	$211	$929	$1,001	$2,568
Export compliance	(45)	1,522	(34)	1,583
Intellectual property settlement	—	2,276	—	2,276
	$166	$4,727	$967	$6,427
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 29, 2016.
Off-Balance Sheet Arrangements

As of November 30, 2016, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Recent Accounting Pronouncements
Refer to the "Recent Accounting Pronouncements" section in Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 29, 2016 have not changed materially during the nine months ended November 30, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 18, 2016, R. David Hunt, as Seller Representative of the shareholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. On December 21, 2016, the parties agreed on a resolution in principle during a mediation, in which we would pay approximately $1.25 million of the potential amounts due, or which could become due, to the shareholders of C2C under the Share Purchase Agreement, including obligations for the contingent consideration and the purchase consideration held back for potential indemnification claims. We have adequately accrued for the above obligations as of November 30, 2016, which are subject to finalization.
On September 21, 2016, Marking Object Virtualization Intelligence, LLC filed a lawsuit against us in the United States District Court ("Court") for the Eastern District of Texas, Marshall Division, alleging that certain of our products infringe U.S. patent numbers 6,802,006, 6,510,516 and 7,650,504. On January 4, 2017, a motion to dismiss with prejudice was filed with the Court. We obtained a license to the patents in the lawsuit at no additional costs to us through our membership in RPX.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those referred to below. The risks and uncertainties referred to below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline. You should carefully consider the risks and uncertainties described in our most recent Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock.
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

BARRACUDA NETWORKS, INC.

Date: January 9, 2017	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2017	By:	/s/ Dustin Driggs
Dustin Driggs
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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