Form 10-K
period 2017-02-28
BARRACUDA NETWORKS INC
filed 2017-05-15
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________
FORM 10-K
___________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant was $584.6 million based on the closing price of $23.20 for shares of the registrant’s common stock as reported by the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter. Shares of common stock held by each executive officer, director and each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares outstanding of the registrant’s common stock outstanding, as of March 31, 2017, was 52,925,162.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in 2017. The Definitive Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 28, 2017.
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

PART I
Item 1. Business
Overview
Barracuda designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that empower customers to address security threats, improve network performance and protect and store their data. Our security platform helps customers simplify their IT operations and address their most pressing security needs even as they adopt new deployment models and move applications, data and workloads to the cloud. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions and responses to customer inquiries. Since inception, our solutions have been trusted by more than 150,000 organizations worldwide.
Our platform incorporates subscription-based security and data protection solutions that are connected to our cloud services, which enable continuous software updates, offsite redundancy and distributed capacity. Our solutions are delivered as cloud-enabled appliances and virtual appliances, as well as public cloud and Software-as-a-Service-("SaaS")-based solutions. Our solutions are designed to fortify the security fabric across public, private and hybrid cloud deployments and they can be centrally managed from a single pane of glass. Our security solutions are designed to protect and optimize the performance of the most critical points within our customers’ IT infrastructures, including Microsoft Office 365 ("Office 365") environments, email servers, web applications, data centers and core networks. Our data protection solutions are designed to backup and archive business-critical data and make such data accessible for purposes such as compliance, disaster recovery and business intelligence. Our data protection solutions also allow users to securely and quickly access and sign files from Internet-connected devices. Our solutions can be managed centrally in any size or type of deployment through integrated, easy-to-use web interfaces that support configuration, monitoring and reporting.
We design our solutions specifically for IT professionals in environments subject to time, staff and resource constraints. These IT professionals seek to benefit from current and emerging trends in information technology such as the rapid growth in cloud computing, adoption of virtualization, proliferation of mobile devices and the associated explosion of data. Our customers work in all types of organizations, from small- and mid-market businesses, governments and educational institutions, to departments or divisions within Fortune 2000 enterprises.
We nurture a culture that delivers value through simplicity to optimize our customers’ experiences. From the design of our solutions to our sales processes, customer support, manufacturing and delivery, we strive to make our solutions easy to purchase, install, maintain and update. We believe that Barracuda has become a highly visible and recognizable brand as a trusted IT partner. We design our solutions to be easy to use and to deploy without the need for special expertise or external support from IT specialists. Our platform includes powerful capabilities that can be optimized to meet the requirements of resource-constrained environments. For most of our solutions, we employ a high-velocity sales model that incorporates a 30-day right to return, real-time order fulfillment and a simple, low-cost entry point to make our customers’ purchase decisions and deployments seamless, easy and efficient. Through our recurring subscription services, we provide our customers with up-to-date features, functionality and real-time security protection, eliminating the need for costly upgrades or additional software purchases. We answer our phones live 24x7x365 and endeavor to treat every customer call with the same high priority. Central to our culture is a focus on the long-term customer experience, including an ongoing dialogue with our customers to enhance our features and solutions. Our development and fulfillment processes rapidly deliver new services and functionality to our customers, enabling them to improve their time to value and return on technology investment through the low total cost of ownership, easy integration and accelerated deployment of our security and data protection solutions.
Industry Background
Modern IT Trends Offer Attractive Benefits to All Organizations
Organizations are looking to take advantage of important technology trends, particularly the rapid growth of cloud computing, including platforms such as Amazon Web Services ("AWS"), Google Cloud Platform ("GCP"), Microsoft Azure ("Azure") or Office 365; proliferation of mobile devices; widespread use of web applications like Facebook, LinkedIn, Twitter and YouTube; and increased adoption of virtualization and software defined networking. These advanced technology trends can be exploited by organizations to gain significant competitive advantages and to support core business operations, enable dramatic efficiency gains and open new go-to-market channels and revenue opportunities.

The Confluence of IT Trends Creates a Set of Obstacles that IT Professionals Must Address
IT trends are significantly changing the way that IT infrastructures are designed, deployed and secured, creating a complex and rapidly evolving set of challenges that need to be addressed by IT professionals. This complexity influences the way organizations design and deploy their networks and applications, including leveraging public cloud, SaaS and managed services solutions.

•
Escalating Security Threat Environment. Organizations face increasingly sophisticated and targeted security threats from a variety of attackers, including state-sponsored, profit-motivated, automated and internal attackers. These attacks can result in organizational disruption, as well as the theft of sensitive information such as credit card information, and can cause financial and reputational damage. These threats are exacerbated further as customers migrate their applications to public and private clouds. Organizations of all sizes are being forced to reexamine their security risks and technology investments as threats evolve and increase in number, complexity, variety and severity.

•
Productivity and Security Challenges Posed by Cloud Services and Web Applications. Organizations can benefit greatly from popular web applications, which enable new channels to communicate and collaborate with customers and business partners, as well as a means to market their products and recruit employees. While many of these applications can benefit the business, they can introduce significant security vulnerabilities as well as inappropriate and unproductive activities in the workplace. Organizations need to safely enable the use of these applications, such that only the right individuals are using the right set of applications for their business functions.

•
Explosion of Data and Increased Storage Consumption. Organizations and employees are increasingly dependent on the availability of information. As a result, organizations cannot afford to lose access to business-critical data and need a cost effective and scalable way to ensure that their data is being stored safely and can be recovered rapidly.

•
Constrained IT Budgets. Macroeconomic conditions have kept IT budgets under significant pressure, and despite recent innovations in the industry, security and data protection infrastructures increasingly require greater investments to implement, run and manage. As a result, there is a need for security and data protection environments to become vastly more efficient. Further, many small- and mid-sized organizations are turning to managed service providers to implement these technology solutions on a "pay-as-you-go" basis with minimal upfront costs.

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
We believe most traditional software and hardware vendors have designed their products and business operations to cater primarily to larger companies. These solutions typically fail to meet the needs of more resource-constrained organizations in several key ways:

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

•
Lengthy Manufacturing and Fulfillment. Solutions from traditional IT vendors often have long delivery and installation times. In addition, vendors periodically experience delivery delays due to the inability of their supply chain to meet quality and delivery requirements consistently. The risk of these delays can be greater where custom or semi-custom components and configurations are involved. Due to their size, traditional IT solution vendors also need to manage a high degree of operational complexity and spend a significant amount of effort rationalizing these processes to improve their profitability, manage inventory and better match demand and supply. These factors result in additional costs, which traditional vendors may pass on to their customers through product prices.

•
Unsatisfactory Customer Support. Traditional IT solution vendors often rely heavily on self-service telephone support and outsourced customer support located in remote geographies. This approach can lead to an unsatisfactory and frustrating customer support experience and lengthy time to resolution.

Our Business Model
Since our founding, we have designed our solutions, established our culture and built our core business model to cater specifically to the needs of IT professionals in environments subject to time, staff and resource constraints. Our security platform helps customers simplify their IT operations and address their most pressing security needs even as they adopt new deployment models and move applications, data and workloads to the cloud. Our security and data protection solutions are delivered in the form of cloud-enabled appliances and virtual appliances, as well as public cloud and SaaS-based solutions, and enable our customers to address security threats, improve the performance of their networks and protect and store their data. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, delivery and deployment of our solutions and responses to customer inquiries. We maintain control of the value chain across our solutions, marketing efforts, sales processes, manufacturing, delivery and customer support. This integrated model enables us to tailor the customer experience to deliver powerful yet easy-to-use security and data protection solutions and high-value, recurring subscriptions to IT professionals in the way that works best for their organizations.
Key elements of our business model include:

•
Powerful, Easy-to-Use Cloud-Enabled Solutions. Our security platform integrates solutions that are purpose-built to be easy to use and to deploy without the need for special expertise or external support from IT specialists. Our solutions provide robust functionality to address the most common IT challenges. We believe that whether a solution is an entry-level or company-wide deployment, it should provide powerful functionality and be easy to use. We have a continuous feedback loop with our customers, which gives us better insight into their needs and enables us to develop solutions that address our customers’ most important needs.

•
Trusted Brand and Innovative Marketing. We believe partners and customers alike have come to rely on Barracuda as a trusted IT partner. We invest in brand development efforts to help solidify our position as a go-to provider of powerful yet easy-to-use security and data protection solutions. The principal focus of our marketing programs is to reach IT professionals within resource-constrained organizations and elevate their awareness of our portfolio of security and data protection solutions. Because of our strong investment in brand and differentiated ways to reach the customer at key decision points, we believe we have developed strong brand awareness.

•
High-Velocity Sales. With our global partner network of more than 6,500 distributors, managed service providers and resellers, we offer straightforward, competitive pricing, making our solutions easier to purchase. Our inside sales force uses a disciplined approach to quickly and efficiently convert leads into paying customers. Our solutions and sales specialists work closely with our partners and IT professionals to answer questions and help match customer needs with Barracuda solutions. Customers can typically receive our solutions and deploy them within 24 hours.

•
Efficient Manufacturing and Fulfillment. We manage our operations through customized, streamlined processes, using our backend logistics software system that enables efficient manufacturing and physical and digital distribution of our solutions. We develop, manufacture and fulfill our solutions primarily from our Silicon Valley locations. This approach gives us the speed and agility to facilitate quick and precise responses to customer needs.

•
High-Value, Recurring Subscriptions. Our recurring subscription services provide our customers with up-to-date features, functionality and real-time security protection, as well as eliminate the need for future "forklift" system upgrades or additional software purchases. Our Barracuda Energize Updates subscriptions provide customers the benefits of new software capabilities we release, and hardware customers with continuous Instant Replacement subscriptions receive new physical appliances as part of their subscription every four years. We believe this investment protection is an important differentiator in how we deliver value to our customers.

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
Our security platform was designed with the midmarket in mind, offering flexible deployment options of cloud-enabled appliances and virtual appliances, as well as cloud-only solutions, that align with, and take advantage of, the benefits of each form factor. We believe that this alignment increases the overall value for our customers through more integrated solutions, and for our business through lower infrastructure and materials costs. Our high-velocity sales model provides customers with faster access to our solutions and benefits our business by enabling us to improve our return on investment in sales and marketing. Our efficient manufacturing and fulfillment enables fast delivery of our solutions to customers and benefits our business through our ability to maintain low inventory levels and minimal overhead expenses. Our customer support strives to quickly resolve customer issues and, we believe, the quality of our customer support results in higher renewal rates and new cross-sell opportunities for us. Our subscription model provides our customers with continuous and transparent access to the latest functionality enhancements and a highly visible, recurring revenue stream for our business.
Our Competitive Strengths
We believe we have many competitive advantages that will enable us to maintain and extend our leadership position including:

•
Vertically-Integrated Approach. With our vertically-integrated approach, we control the value chain across our solutions, including product design and functionality, marketing efforts, sales processes, manufacturing, delivery and customer support. This approach enables us to tailor the customer experience to deliver powerful yet easy-to-use security and data protection solutions aligned with our customers' IT environments.

•
Hybrid, Cloud-Enabled Solution Design. Our hybrid solutions consist of cloud-enabled appliances and virtual appliances, as well as public cloud and SaaS-based solutions, that deliver security and data protection capabilities for our customers. By offering a portfolio of solutions and multiple deployment options, we are able to engineer functionality efficiently to align with, and take advantage of, the benefits of each form factor, thereby increasing overall value for our customers.

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

•
Leadership and Dedicated Focus. Since our founding, we have focused on identifying common pain points and designing differentiated solutions to simplify complex IT problems for resource-constrained organizations. We have demonstrated our ability to execute our innovative business model successfully across multiple markets, including email security, network and application security, public cloud security, web security, archiving and data protection.

•
Innovative Technology and Intellectual Property. We continue to invest in research and development to ensure our security platform incorporates powerful and innovative technology that is easy to use. Our cloud micro-services include a number of advanced services designed to thwart the most insidious attacks, across multiple threat vectors, and can be leveraged across multiple Barracuda product lines. We also operate Barracuda Central, our security intelligence center, to monitor and block the latest Internet threats.

•
Strong Brand. We have built our brand with IT professionals in mind and our brand is at the core of our business model. We believe Barracuda is widely recognized as a trusted IT partner who combines leading technology solutions with highly responsive customer service, in order to make IT simple, secure and affordable for our customers.

Our Strategy
The foundation of our business strategy has not changed since our founding, which is to make IT simple, secure and affordable for our customers. We continue to evolve our strategy by calibrating our product portfolio and investments with the fastest growing trends in our markets, optimize our routes to market and align our sales and operational resources to these opportunities, and focus on driving profitability in order to grow our bottom-line.
Key elements of our growth strategy include:

•
Increase Sales to New Customers. We believe there is a significant opportunity for us to simplify the complex security and data protection challenges for businesses that have resource-constrained IT environments. We plan to continue to engage with IT professionals through our differentiated business model in order to expand our customer base. We will continue to invest in our brand and marketing efforts to introduce new customers to our security platform that includes a broad portfolio of security and data protection solutions.

•
Increase Our Solution and Deployment Footprint within Our Existing Customer Base. We believe that many customers would prefer to purchase IT solutions from fewer vendors. In addition to our initial solution sales to customers, our customers often come back to us when they need to expand into other IT solutions. We believe this cycle produces increased lifetime value in a customer. We plan to pursue cross-sell opportunities with our diverse, worldwide customer base, especially as they look to consolidate IT suppliers to reduce overall IT spending.

•
Apply Our Business Model to New Technologies and Markets. We intend to focus on developing and acquiring technologies that fit within our business model and can address the needs of IT professionals. When we consider developing or acquiring a new technology, we evaluate each opportunity in a disciplined fashion to evaluate if the new technology can help us develop new solutions which can be optimized for IT professionals, produced simply, deployed easily and offered as a service.

•
Expand and Optimize Our Worldwide Channel and Partner Network. We believe our worldwide channel and partner networks provide us with significant operating leverage. We currently have more than 6,500 distributors, managed service providers and resellers across the globe. We intend to continue driving operating leverage by expanding our partner network, especially in the managed service provider channel where customers seek to access and deploy technologies with minimal upfront costs, and in international regions where we can benefit from the local expertise of our partners.

Our Solution Portfolio
Our solution portfolio includes cloud-enabled appliances and virtual appliances, public cloud solutions and SaaS-based solutions. Our appliances are pre-installed with our proprietary software, while our virtual appliances provide the same features in a software-only offering. Our SaaS solutions enable customers to provide comprehensive security and data protection without requiring additional on-premises infrastructure. Our on-premises and public cloud solutions leverage our cloud micro-services to deliver hybrid cloud-enabled solutions to our customers. These hybrid solutions enable us to optimize usage of on-premises hardware required while simultaneously leveraging the scalability of the cloud.
Security
Our security offerings help protect our customers against threats that propagate over the Internet. They also help ensure that business applications, and the networks they run on, are performing with optimal efficiency and reliability.
Email Security. Barracuda Essentials for Email Security (formerly Barracuda Email Security Service) offers comprehensive, scalable and affordable multi-layer cloud-based protection against email-based attacks, data loss and business disruption. Barracuda Essentials combines three of Barracuda’s innovative cloud technology solutions — email security, archiving and backup. Barracuda Email Threat Scan / Barracuda Email Threat Scanner is a cloud-based service that examines Office 365 mailboxes using machine learning and advanced threat protection techniques, including a full system emulated sandbox to identify latent threats, to provide administrators with an in-depth view of their risk profile.
The Barracuda Email Security Gateway (formerly Barracuda Spam Firewall) manages and filters all inbound and outbound email traffic to protect organizations from email-borne threats and data leaks. It includes spam and virus blocking, anti-phishing, fraud detection, Advanced Threat Protection, denial-of-service prevention, email continuity, encryption and policy management features. Barracuda Email Security Gateway customers can route their email through the Barracuda cloud performing advanced malware detection and pre-filtering to keep threats off their premises, reduce incoming connections to their network and spool mail in the event their sites become unavailable.
Next-Generation Firewall. Barracuda NextGen Firewalls are cloud-ready and purpose-built solutions for the modern, distributed, cloud-connected network, to secure the network and intelligently prioritize and optimize traffic flows in order to improve network performance and availability. Our next-generation firewall solutions offer application visibility and add user-identity awareness to safely enable access policies for specific users and user groups. They are designed for IT administrators seeking to enhance control of networks that include a combination of local servers, remote devices, cloud-hosted applications, such as Salesforce and Office 365, and public cloud payloads in AWS, Azure and GCP.

Application Security. The Barracuda Web Application Firewall provides comprehensive, reverse-proxy-based protection for applications deployed in physical, virtual or public cloud environments, and protects web applications and websites from data breaches and downtime by intercepting sophisticated application-layer attacks, such as SQL Injection, cross-site scripting, session hijacking and application-layer distributed denial of service ("DDoS"). The Barracuda Web Application Firewall incorporates Advanced Threat Protection, and is designed to proxy all incoming web traffic to block attacks and insulate the web servers. The Barracuda Vulnerability Remediation Service is a cloud-based web application vulnerability scanner that pinpoints vulnerabilities in web applications and websites and offers one-click remediation.
Web Security. The Barracuda Web Security Gateway (formerly Barracuda Web Filter) integrates several technologies, including Advanced Threat Protection, for setting and enforcing granular web filtering policies to protect users from rapidly evolving web-based threats and to increase productivity and optimize bandwidth. The Barracuda Web Security Gateway blocks user access to known malicious websites, scans web downloads for malware, enables granular enforcement based on existing user and group authentication and provides comprehensive web usage visibility through intuitive dashboards. The cloud-based Barracuda Web Security Service is designed to deliver web security and policy enforcement in highly distributed network environments.
Application Delivery Controllers. The Barracuda Load Balancer ADC is an integrated platform that distributes network traffic across multiple servers using advanced Layer 4 and Layer 7 load balancing techniques or even across multiple data centers using global server load balancing, content caching, data compression and connection pooling to offload computing functions from backend servers and improve application response time. Advanced features for application optimization and integrated security are designed to protect customers from malicious data, application-layer attacks and DDoS attacks before they reach internal servers.
Data Protection
Our data protection solutions provide a portfolio of solutions for on-premises and cloud-based archiving and backup.
Backup. Barracuda Backup is an end-to-end solution for protecting physical, virtual and SaaS-based environments. Barracuda Backup enables secure offsite replication to other Barracuda Backup appliances and to the Barracuda storage cloud. Barracuda Backup uses advanced deduplication technology to reduce the amount of backup data stored. Our LiveBoot and Cloud LiveBoot technology enables quick disaster recovery for virtual servers by running them directly from the backup appliance or the Barracuda cloud, without the overhead associated with restoring backup images to their original format.
Archiving. Barracuda Cloud Archiving provides cloud-based archiving. The service is designed for organizations using on-premises Microsoft Exchange, Office 365 or hybrid combinations, and helps ensure email is stored securely in a separate repository for as long as needed without risk of tampering or deletion. The Barracuda Message Archiver is available as a physical or virtual appliance on-premises and reduces archive sizes by eliminating duplicate messages, storing only one instance of each message attachment and then compressing the stored data.
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
Continuous Updates and Real-Time Protection
Our security and data protection applications are built to provide ongoing value as the technology and security landscapes evolve. Through continuous updates via Barracuda Energize Updates, our solutions are able to continuously receive up-to-date databases and agents including:

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
Shared Cloud Services
By creating our own cloud micro-services, we are able to deliver the benefits of a cloud delivery model while maintaining a small footprint in our customers’ networks. Our appliances and virtual appliances communicate with our cloud micro-services so that we can deliver new service offerings, solutions and features, such as Advanced Threat Protection, Cloud Protection Layer, cloud web categorization and deduplicated file storage, without significantly increasing the requirements of the infrastructure installed in a customer’s network. This allows us to continue delivering features in a constantly evolving environment without the potential customer satisfaction issues that arise with frequent hardware updates.
Common Management Layer
We have invested significant resources into developing an architecture that allows for centralized solution management. Our solutions are designed with common user interfaces and provide central control across different solutions. They also enable control over highly distributed networks across multiple locations, devices and geographies by relying on a cloud service where security functionality is distributed but centralized control is desired. This capability enables administrators to control and enforce policies once and apply them across multiple distributed locations. The management layer allows a global view of many devices so that they can have the latest firmware, definitions and security policies.
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

•
Barracuda Labs analyzes new threats and develops innovative security approaches. The team is focused on emerging threats such as social network, cloud, mobile and web-based exploits and other forms of modern malware attacks and develops advanced detection and protection techniques.

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

•
Our security engineering team develops algorithms and mitigation techniques that are integrated into our cloud micro-services in order to increase effectiveness. We also develop corresponding algorithms and mitigation techniques that are delivered to our appliances or cloud services for local processing.

•
With our cloud micro-services, we are able to process data feeds and automatically identify the vast majority of threats. As these threats are identified, they are added to the appropriate databases for delivery via our Barracuda Energize Updates subscriptions.

•
Our security operations team monitors data feeds and tunes the algorithms in the Barracuda compute cloud. Our security operations team also works with our security engineering team to identify new algorithms that allow more threats to be automatically identified.

Continuous Updates and Real-time Protection

•
Once threats are identified and definitions are created, the definitions are delivered securely to the appliances, virtual appliances and cloud services via our Barracuda Energize Updates subscriptions. Some of these definitions are updated many times over every hour and allow for fast local processing and offline operation.

•
To reduce latency, size and performance impact of delivered definitions, we leverage our cloud micro-services, which consist of a set of protocols and services that allow our solutions to have access to up-to-the-second threat protection.

Deployed Appliances, Virtual Appliances and Cloud Services
Our appliances, virtual appliances and cloud services use the data produced by Barracuda Central to block the latest threats. These systems automatically provide feedback and metadata back into the Barracuda Central data feeds enabling continued improvements to accuracy and performance.
Our Customers

We target customers across a wide range of industries, including education, government, financial services, healthcare, professional services, telecommunications, retail and manufacturing. Our revenue is diversified across our entire customer base with one distribution partner accounting for 25%, 22% and 20% of total revenue in fiscal 2017, 2016 and 2015, respectively. Sales to this distributor are subject to an agreement between the parties which provides for an initial term of one year, with automatic one year renewal terms and permits termination by either party with 90 days written notice prior to the termination date, restricts its sales to the United States and Canada and provides for net payment to us within 30 days of the date from the date of invoice. In addition, the agreement may terminate (i) at any time upon the mutual written agreement of the distributor and us, (ii) upon written notice, subject to applicable cure periods, if the other party has materially breached its obligations under the agreement or (iii) by either party upon the other party seeking an order for relief under the bankruptcy laws of the United States or similar laws of any other jurisdiction, a composition with or assignment for the benefit of creditors, or dissolution or liquidation.
For fiscal 2017, 2016 and 2015, we generated 29%, 31% and 32% of our total revenue, respectively, from customers located outside of the United States. Other financial information about our segment and geographic areas is incorporated herein by reference to Note 7 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Sales and Marketing
Our sales and marketing approach is designed to be efficient for high volumes of transactions. Our marketing efforts focus on driving traffic to our websites and on generating high-quality sales leads. Our sales efforts focus on converting these leads into paying customers through a high volume, short duration sales process.
Sales
We sell our appliances, services and software to our customers using sales personnel and our global network of more than 6,500 distribution partners, managed service providers and resellers in more than 100 countries. Our inside sales force is devoted to turning highly qualified leads into purchasers of our solutions. The majority of our leads come from potential customers who have requested an evaluation of our solutions or from our existing customer base. As a result, our inside sales force typically calls potential buyers who already understand the value of our solutions and do not require a lengthy sales cycle. Our sales reach is augmented by our distributors, managed service providers and resellers to efficiently interact with our customer base for initial deployment and cross-selling additional solutions.
The Barracuda Networks Reseller Program (Barracuda Partner Program) is a global network of resellers offering our solutions, service and support to our customers. We believe that our solutions and innovative marketing, lead generation and training programs provide a significant opportunity for high-quality reseller and distributor partners. Our channel network leverages our channel partners’ industry, product and geographic knowledge and their customer reach to expand our customer base. Our relationships with our partners are generally governed by our standard, non-exclusive and non-transferable reseller agreement, which provides for the appointment of the channel partner in a specified territory and net payment to us from the channel partner within 30 days of the date from the date of invoice. Additionally, either party may terminate the agreement without cause upon 30 days prior written notice or immediately by giving notice to the other party if the other party is in breach of a material provision in the reseller agreement and fails to rectify such breach within 30 days of receiving such notice.
In October 2015, we further expanded our reach into the managed service provider market through the acquisition of Intronis. Many small- and mid-sized organizations are turning to managed service providers to implement various technology solutions on a fixed monthly or annual fee or a "pay-as-you-go" basis with minimal upfront costs. Further, these managed service providers procure solutions differently than traditional resellers and have different requirements around integrations, billing, self-branding and more. The Intronis platform is designed to meet the needs of these managed service providers, and we believe it can continue to be expanded to include additional Barracuda solutions. Since the Intronis acquisition, we have made Barracuda Essentials for Office 365, Barracuda Backup and Barracuda NextGen Firewall available via Intronis for our managed service provider partners.
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
Our marketing approach focuses on creating brand awareness, allowing us to build and maintain, through relevant web-based content and online communications, a substantial customer base and community, many of whom act as advocates for Barracuda. We employ an innovative approach to traditional visual marketing through the use of signs and billboards in key locations such as airports where our target customers often travel. We also enhance brand recognition and marketing through the use of vehicles wrapped with highly-visible branding.
In addition, we attend industry trade shows and conferences, regularly communicate with industry analysts and solicit their feedback on our solutions and strategies and host webinars on current issues to create awareness of our brand and solutions.
Our Go-to-Market Strategy. We have successfully grown our business by using a go-to-market strategy that includes the following:

•
Low-Touch Sales Model. Our marketing efforts drive customers to fill out online forms in which they provide information about their business and specific IT needs. Our inside sales force is responsible for following up on these qualified leads from our partners and our website and working to turn potential customer interest into opportunities that our channel partners can fulfill. For example, based on the information a customer completes on one of our online forms, our inside sales force may call the customer and walk them through an online demo and connect them to a channel partner. In larger transactions, our field sales team may become involved in a transaction to help a channel partner close an opportunity.

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

Customer Support
Barracuda Technical Support. Customer support is an essential element of our business model and we are focused on the impact of support on our customers’ experience. Our award-winning customer support includes multiple support options. All calls are answered and managed by trained Barracuda support agents 24x7x365. Moreover, we do not use phone trees and every call is answered live. We also offer multilingual support.
We hire our customer support agents based on their customer service experience and orientation and then provide supplemental in-house training to help them build their knowledge base and skill set. Our agents are categorized in tiers based on their skills. Tier 1 agents handle initial setup, basic support and troubleshooting. Tier 2 agents address detailed troubleshooting, analysis and support. Tier 3 agents address advanced issues, backend analysis and support. Finally, engineering support is available for any unresolved issues escalated appropriately. Agents of varying skill level sit together in groups in order to best serve our customers as well as foster a collaborative environment in which our agents can learn and grow their skills.
We offer self-service support in the form of our online knowledge base, community forum and documentation portal. We also offer an online community forum, which offers information, updates and peer support. We also offer Barracuda Campus to our customers, where they can access in-person and online trainings, technical documentation and whitepapers.

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
Premium Support. Barracuda Premium Support provides for a dedicated account manager and a team of technical engineers to provide fast resolution of high-priority support issues, helping to ensure continuous uptime in mission-critical environments.
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
Our research and development expenses were $75.1 million, $71.3 million and $58.7 million in fiscal 2017, 2016 and 2015, respectively.
Intellectual Property
Our success depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.
As of February 28, 2017, we had 65 issued patents that expire between July 2017 and April 2034 and 22 patent applications pending in the United States. We cannot assure you whether any of our patent applications will result in the issuance of a patent or whether the examination process will require us to narrow our claims. We also license software from third parties for integration into our solutions, including open source software and other software available on commercially reasonable terms.
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
Competition
We operate in the intensely competitive security and data protection markets that are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•
Independent content security, network security, application delivery and data protection vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., Datto, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., McAfee LLC, Mimecast Limited, Palo Alto Networks, Inc., Proofpoint, Inc., Sophos Ltd., Symantec Corporation, Veeam Software and Veritas Technologies that offer competing solutions.

•
Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett Packard Enterprise Company and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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
Employees
As of February 28, 2017, we had 1,490 full-time employees. Although we are subject to collective bargaining agreements in certain countries, our U.S. employees are not represented by a labor union. We consider our employee relations to be good.
Corporate Information
We were incorporated in 2003 in the State of California under the name Barracuda Networks, Inc. and in 2004 reincorporated in the State of Delaware. Our principal executive offices are located at 3175 S. Winchester Blvd., Campbell, California 95008, and our telephone number is (408) 342-5400.
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The public may obtain these filings at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or by calling the Security and Exchange Commission (the "SEC") at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information that we file with the SEC electronically. Our company website is located at www.barracuda.com and our investor relations website is located at investors.barracuda.com/company/investor-relations. Copies of our reports on Form 10-K, Forms 10-Q, Forms 8-K and amendments to those reports may be obtained, free of charge, electronically through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We have also used, and intend to continue to use, our investor relations website as means of disclosing material non-public information and for complying with its disclosure obligations under Regulation FD. Further corporate governance information, including our audit, compensation and nominating and corporate governance committee charters, corporate governance guidelines, code of business conduct and ethics and stockholder communications policy, is also available on our investor relations website. The contents of our website are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

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
A substantial majority of our billings in any particular period are derived from sales to customers with whom we began to engage during that same period and therefore our sales and the size and time to close the deals may vary from period to period and be difficult to predict. Given this unpredictability, we may be unable to accurately forecast our billings in any given period. A failure to accurately predict the level of demand for our solutions may adversely impact our future revenue and operating results, and we are unlikely to forecast such effects with any certainty in advance.
We rely significantly on revenue from subscriptions, which may decline, and, because we recognize revenue from subscriptions over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our operating results.
Our subscription revenue accounted for 77% and 72% of our total revenue for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. Customers that purchase our subscriptions have no contractual obligation to renew their contracts after the initial contract period, which include monthly and annual terms ranging from one to five years, and we may not maintain our historical subscription renewal rates. The substantial majority of our subscriptions are for one-year periods and in fiscal 2017 we continued to see more customers opt for ratable subscription form factors and shorter contract lengths. New or renewal subscriptions, or the average length of such subscriptions, may decline or fluctuate as a result of a number of factors, including our customers’ level of satisfaction with our solutions and our customer support, the frequency and severity of subscription outages, our solution functionality and performance, changes in customer deployment models, the timeliness and success of solution and enhancement introductions by us and those of our competitors, the prices of our solutions, the prices of solutions offered by our competitors or reductions in our customers’ spending levels. If new or renewal subscriptions decline, our revenue or revenue growth may decline, and our business may suffer. In addition, we recognize subscription revenue ratably over the term of the relevant subscription period. As a result, much of the revenue we report each quarter is the recognition of billings from subscriptions entered into during previous quarters. Consequently, a decline in new or renewal subscriptions in any one quarter will not be fully reflected in revenue in that quarter, but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales of our solutions would not be reflected in full in our results of operations until future periods.
We have experienced net losses on a GAAP basis in recent periods and may not maintain profitability in the future. If we cannot maintain profitability, our financial performance will be harmed.
While we generated net income on a U.S. generally accepted accounting principles ("GAAP") basis for fiscal 2017, we experienced net losses on a GAAP basis for fiscal 2016, 2015 and 2014. While we have experienced revenue growth over these same periods, we may not be able to sustain or increase our growth or maintain profitability in the future or achieve it on a consistent basis. Over the past several years, we have spent substantial amounts of time and money to develop new security and data protection solutions and enhanced versions of our existing security and data protection solutions to position us for future growth. Additionally, we have incurred substantial expenses and expended significant resources upfront to market, promote and sell our solutions as well as to prepare for and develop solutions which can address the complex infrastructure environments of our customers including hybrid, public cloud and managed service provider solutions. These changes in IT infrastructure are accelerating and are driving significant changes in storage and compute architectures and solution requirements as well as presenting challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate.
We also expect to continue to invest for future growth and for the growing prevalence of cloud-based and other alternative IT infrastructures. As a result of our increased expenditures, we will have to generate and sustain increased revenue to maintain future profitability. Maintaining profitability will require us to increase revenues, manage our cost structure and avoid significant liabilities. Revenue growth may slow, revenue may decline, or we may incur significant losses in the future for a number of possible reasons, including general macroeconomic conditions, increasing competition, a decrease in the growth of the markets in which we operate, or if we fail for any reason to continue to capitalize on growth opportunities. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays and other unknown factors that may result in losses in future periods. If these losses exceed our expectations or our revenue growth expectations are not met in future periods, our financial performance will be harmed and our stock price could be volatile or decline.
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
Developments or changes in IT infrastructure, such as the emergence of hosted cloud storage, SaaS and mobile data access, are driving significant changes in storage and compute architectures and solution requirements as well as presenting significant challenges in the security market, which may materially and adversely affect our business and prospects in ways we do not currently anticipate and have seen these developments and changes accelerate in recent periods. For example, public cloud providers with significantly greater resources may continue to expand their offerings to more directly compete with our solutions. The emergence of cloud computing and other alternative IT infrastructure technologies, in which technology services are provided on a remote-access basis, have begun to have, and may continue to have, a significant impact on the market for security and data protection solutions and may result in rapid changes in customer demands. This could be the case even if such advances do not deliver all of the benefits of our solutions. If alternative models gain traction, any failure by us to develop new or enhanced technologies or processes, or to react to changes or advances in existing technologies, could adversely affect our business and operating results.
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
•changes in our distribution strategy to further leverage managed service providers and cloud deployments;
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

•	general economic conditions, both domestically and in our foreign markets, which impact purchasing patterns of customers; and

•	future accounting pronouncements or changes in our accounting policies, including, but not limited to, changes in the revenue recognition standard scheduled to take place in fiscal 2019.
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
We believe that cost-effectively promoting and maintaining awareness and integrity of our company and our brand are vital to achieving widespread acceptance of our existing and future solutions and are important elements in attracting new customers and retaining our existing customers, particularly as we seek to expand internationally. We believe that the importance of brand recognition will increase as competition in our market further intensifies. We have invested and expect to continue to invest substantial resources to promote and maintain our brand and generate sales leads, both domestically and internationally, but there is no guarantee that our brand development strategies will enhance the recognition of our brand or lead to increased sales. For example, we use radio advertisements, signs and billboards in key locations such as airports where target customers often travel, and strategic sponsorships. We also engage in activities such as promotional events and attending trade shows. Some of our existing and potential competitors have well-established brands with equal or greater recognition than we have. If our efforts to cost-effectively promote and maintain our brand are not successful, our operating results and our ability to attract and retain customers may be adversely affected. In addition, even if our brand recognition and loyalty increases, our revenue may not increase at a level that is commensurate with our marketing spend.
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
The markets for security and data protection solutions are intensely competitive and are characterized by constant change and innovation, and we expect competition to increase in the future from larger, well-established competitors and new market entrants. Changes in the application, threat and technology landscape result in evolving customer requirements. Our main competitors in these markets fall into two categories:

•
Independent content security, network security, application delivery and data protection vendors such as Check Point Software Technologies, Ltd., CommVault Systems, Inc., Datto, Inc., EMC Corporation, F5 Networks, Inc., Fortinet, Inc., Imperva, Inc., Juniper Networks, Inc., McAfee LLC, Mimecast Limited, Palo Alto Networks, Inc., Proofpoint, Inc., Sophos Ltd., Symantec Corporation, Veeam Software and Veritas Technologies that offer competing solutions.

•
Diversified IT suppliers such as Cisco Systems, Inc., Dell Inc., Hewlett Packard Enterprise Company and International Business Machines that have acquired large security specialist vendors in recent years, that have software- or hardware-based storage solutions or that have the technical and financial resources to bring competitive solutions to the market.

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
Our business depends on the overall demand for security and data protection solutions. In addition, the purchase of our solutions is often discretionary. Weak global economic conditions, or a reduction in security and data protection solution spending even if economic conditions improve, could adversely impact our business, financial condition and operating results in a number of ways, including longer sales cycles, lower prices for our solutions, higher default rates among our customers and channel partners, reduced subscription renewals and lower our sales levels. As global economic conditions continue to be volatile or economic uncertainty remains, including any volatility resulting from the transition to the Trump administration in the United States or the outcome of the United Kingdom’s referendum to exit the European Union (the "EU"), trends in security and data protection spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Unfavorable economic conditions, including any stemming from an unstable political environment in the United States or abroad as well as those resulting from regulatory or tax policy changes from the Trump administration, as well as economic uncertainty or an economic downturn, may harm our business and operating results in the future.
We rely on third-party distributors, channel partners and managed service providers to fulfill substantially all of our sales orders and generate customer demand. If our distributors and reseller channel partners fail to perform, our ability to sell our solutions will be limited, and, if we fail to optimize our distributor and reseller channel partner model going forward, our operating results will be harmed.
A substantial portion of our sales orders are fulfilled by our channel partners, which include distributors and resellers. We depend upon our resellers and managed service providers to manage the customer sales process and to generate sales opportunities and our distributors to provide our solutions to our resellers. To the extent our distributors, resellers and managed service providers are unsuccessful in fulfilling our sales, managing the sales process or selling our solutions, or we are unable to enter into arrangements with, and retain a sufficient number of high-quality, motivated distributors and resellers in each of the regions in which we sell our offerings, our ability to sell our solutions and operating results will be harmed. In order to support our growth strategy, we continue to expand our distributor, reseller and managed service provider network, both in the United States and internationally. If we are unable to successfully develop new distributor, reseller and managed service provider relationships, or if we experience reseller shifts between distributors or any channel conflict occurs, it could negatively impact our ability to meet our revenue and profitability goals.
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
Sales outside of the United States represented 29% and 31% of our total revenue for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. As a result, we must continue to hire and train experienced personnel to staff and manage our foreign operations. To the extent that we experience difficulties in recruiting, training, managing and retaining an international staff, and specifically staff related to sales management and sales personnel, we may experience difficulties in sales productivity in foreign markets. If we are not able to maintain successful channel partner and distributor relationships internationally or recruit additional companies to enter into strategic channel partner and distributor relationships, our future success in these international markets could be limited. Additionally, as sales outside of the United States have typically been denominated in U.S. dollars, fluctuations in exchange rates could cause our products to become relatively more expensive to our customers outside of the United States leading to a reduction in sales to those customers. Furthermore, an increasing portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. A reduction in sales or an increase in operating expenses due to fluctuations in foreign currency exchange rates would have an adverse effect on our financial condition and operating results.
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

•	increased financial accounting and reporting burdens and complexities;

•	the effects and any resulting negative economic impact of the outcome of the United Kingdom’s referendum to exit the EU;

•	the potential for political unrest, terrorism, hostilities or war; and

•	multiple and possibly overlapping tax structures.
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
Given our volume of international sales, a substantial portion of our total revenue is subject to foreign currency risk. For example, 29% and 31% of our total revenue was generated from sales to customers located outside of the United States for the fiscal years ended February 28, 2017 and February 29, 2016, respectively. Additionally, further strengthening of the U.S. dollar could increase the real cost of our solutions to our customers outside of the United States, which could adversely affect our financial condition and operating results. In addition, a portion of our operating expenses is incurred outside of the United States, is denominated in foreign currencies, and is subject to fluctuations due to changes in foreign currency exchange rates. Beginning in fiscal 2015, we have utilized foreign exchange forward contracts to manage foreign currency risk. If our foreign exchange forward contracts do not successfully manage our foreign currency risk or if we are not otherwise able to successfully manage or hedge against the risks associated with currency fluctuations, our financial condition and operating results could be adversely affected.
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
Personal privacy has become a significant issue in the United States and in many other countries where we offer our solutions. The regulatory framework for privacy issues worldwide is currently complex and evolving, and it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government bodies and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996 and state breach notification laws. Internationally, virtually every jurisdiction in which we operate has established its own data security and privacy legal framework with which we or our customers must comply, including the Data Protection Directive established in the EU and the Federal Data Protection Act in Germany.
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
If we are unable to hire, retain, train and motivate qualified personnel and senior management, or attract qualified board members, or if our senior management team is unable to perform effectively, our business could suffer.
Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel and the continued services of our senior management and other key personnel to execute on our business plan and to identify and pursue new opportunities and solution innovations. The loss of the services of our senior management or any of our key personnel, the inability to attract or retain qualified personnel, or delays in hiring required personnel, particularly in engineering and sales and marketing, could significantly delay or prevent the achievement of our development and strategic objectives, and may adversely affect our business, financial condition and operating results. Although we have entered into employment offer letters with our key personnel, these agreements have no specific duration and constitute at-will employment. Our productivity and the quality of our solutions may be adversely affected if we do not integrate and train our new employees quickly and effectively. Furthermore, if we are not effective in retaining our key personnel, our business could be adversely impacted and our operating results and financial condition could be harmed. Also, we recently announced the addition of two new members to our board of directors, and the departure of four of our long standing directors, each of whom served a minimum of ten years on our board. These changes could influence our business and strategic direction.

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
As of February 28, 2017, we had 65 issued patents in the United States, but this number of patents is relatively small in comparison to some of our competitors and potential competitors. Additionally, as of February 28, 2017, we had 22 pending U.S. patent applications, and may file additional patent applications in the future. The process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions. Furthermore, it is possible that our patent applications may not issue as granted patents, that the scope of our issued patents will be insufficient or not have the coverage originally sought, that our issued patents will not provide us with any competitive advantages, and that our patents and other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. In addition, issuance of a patent does not guarantee that we have an absolute right to practice the patented invention, or that we have the right to exclude others from practicing the claimed invention. As a result, we may not be able to obtain adequate patent protection or to enforce our issued patents effectively.
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
The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting generally accepted accounting principles is uncertain. Significant changes in current principles could affect our financial statements going forward and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and harm our operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. Recent actions and public comments from the FASB and the SEC have focused on the integrity of financial reporting and internal controls. In addition, many companies’ accounting policies are being subject to heightened scrutiny by regulators and the public. Changes in financial accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future that could materially impact our financial statements. For example, the FASB issued an accounting standards update related to revenue from contracts with customers, which supersedes the revenue recognition requirements in the current Accounting Standards Codification.
We are in the early stages of our evaluation of the impact of the new standard on our accounting policies, processes and system requirements and have not made a final decision regarding the adoption method. Our final determination will depend on a number of factors, such as the significance of the impact of the new standard on our financial results, system readiness, and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary. While we continue to assess the potential impacts of the new standard, we anticipate this standard could have an impact on our consolidated financial statements. However, we cannot reasonably estimate quantitative information related to the impact of the new standard on our financial statements at this time. The application of this new guidance may result in a change in the timing and pattern of revenue recognition. We cannot predict the impact of future changes to accounting principles or our accounting policies on our financial statements going forward, which could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of the change. In addition, if we were to change our critical accounting estimates, including those related to the recognition of revenue, our operating results could be significantly affected.
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
As a public company, we are subject to certain requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") that require us to diligence, disclose and report whether or not our appliances contain conflict minerals. As a recently public company, we filed our initial report with respect to conflict minerals in May 2016 for the 2015 calendar year. The implementation of these requirements could adversely affect the sourcing, availability and pricing of the materials used in the manufacture of components used in our solutions. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of conflict minerals that may be used or necessary to the production of our appliances and, if applicable, potential changes to appliances, processes or sources of supply as a consequence of such verification activities. It is also possible that we may face reputational harm if we determine that certain of our appliances contain minerals not determined to be conflict free or if we are unable to alter our appliances, processes or sources of supply to avoid such materials.

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
In September 2015, our board of directors authorized a stock repurchase program. Under this program, we are authorized to repurchase shares of our own common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. Although our board of directors has authorized the stock repurchase program, the stock repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Stock will be purchased from time to time, in the open market or through private transactions, subject to market condition, in compliance with applicable state and federal securities laws. The timing and amount of repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities. As of February 28, 2017, we had purchased approximately 2.0 million shares of common stock under this program at a weighted average price of $13.40 per share for an aggregate purchase price of $26.8 million.
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
Technology stocks have historically experienced high levels of volatility. The trading price of our common stock has been and is likely to continue to be highly volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control and may not be related to our operating performance. Furthermore, our stock repurchase program could affect our stock price and increase its volatility and will reduce the market liquidity for our stock. Since shares of our common stock were sold in our initial public offering in November 2013 at a price of $18.00 per share, the reported high and low sales prices of our common stock have ranged from $9.44 to $46.78 through February 28, 2017. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that may cause the market price of our common stock to fluctuate include:

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of February 28, 2017, there were 52,897,128 shares of common stock outstanding. All outstanding shares are freely tradable, unless such shares are held by "affiliates," as that term is defined in Rule 144 of the Securities Act of 1933, as amended.
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
Item 3. Legal Proceedings
On April 18, 2016, R. David Hunt, as Seller Representative of the shareholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. On February 15, 2017, the parties entered into a settlement agreement in which we agreed to pay $1.25 million to the shareholders of C2C in exchange for a settlement of all claims under the Share Purchase Agreement. On February 17, 2017, the case was dismissed with prejudice.
On February 27, 2017, Realtime Data LLC filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204. We responded to the complaint on April 24, 2017. Given the early stage of the matter, we are unable to estimate a possible loss or range of possible loss, if any.
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

	Fiscal 2016				Fiscal 2017
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
High	$46.78	$43.22	$29.99	$19.88	$18.60	$23.90	$26.69	$25.66
Low	$35.25	$21.85	$14.77	$9.44	$12.87	$13.91	$21.85	$20.64
On February 28, 2017, the last reported sale price of our common stock on the NYSE was $23.66 per share.
Holders of Record
As of March 31, 2017, there were 91 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future, if at all. Additionally, our ability to pay dividends on our common stock is limited by restrictions on our ability to pay dividends or make distributions under the terms of our existing credit facility. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.
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
The following table summarizes all stock repurchases under our publicly announced stock repurchase program for the periods presented (in thousands, except per share data):

	Total Number of Shares	Average Price Paid Per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
December 1, 2016 to December 31, 2016	—	$—	$23,543
January 1, 2017 to January 31, 2017	16	$21.83	$23,188
February 1, 2017 to February 28, 2017	—	$—	$23,188
	16	$21.83
Stock Performance Graph
The following shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total return of our common stock with the total return for the NYSE Composite Index and the Standard & Poor’s 500 Index (the "S&P 500") from November 6, 2013 through February 28, 2017. The graph assumes that $100 was invested on November 6, 2013 in our common stock, the NYSE Composite Index and the S&P 500, and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
See Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information regarding securities authorized for issuance.

Item 6. Selected Financial Data
The following selected historical financial data below should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and the accompanying notes appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.
The statements of operations data for fiscal 2017, 2016 and 2015 and the balance sheet data as of February 28, 2017 and February 29, 2016 are derived from our audited financial statements appearing in Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The statements of operations for fiscal 2014 and 2013 and the balance sheet data as of February 28, 2015, 2014 and 2013 are derived from audited financial statements not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended February 28/29,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Appliance	$82,732	$89,275	$83,146	$71,914	$59,528
Subscription	269,917	230,883	194,300	161,873	139,403
Total revenue	352,649	320,158	277,446	233,787	198,931
Cost of revenue (1)	83,772	70,132	58,667	53,768	45,088
Gross profit	268,877	250,026	218,779	180,019	153,843
Operating expenses:
Research and development (1)	75,070	71,251	58,737	47,142	35,167
Sales and marketing (1)	129,707	138,324	125,526	114,024	102,329
General and administrative (1)	42,042	47,338	35,438	29,856	28,777
Total operating expenses	246,819	256,913	219,701	191,022	166,273
Income (loss) from operations	22,058	(6,887)	(922)	(11,003)	(12,430)
Other income (expense), net	(70)	(262)	(3,674)	51	(839)
Income (loss) before income taxes and non-controlling interest	21,988	(7,149)	(4,596)	(10,952)	(13,269)
Benefit from (provision for) income taxes (2)	(11,753)	2,727	(62,902)	6,565	5,084
Consolidated net income (loss)	10,235	(4,422)	(67,498)	(4,387)	(8,185)
Net loss attributable to non-controlling interest	—	—	—	761	794
Net income (loss) attributable to Barracuda Networks, Inc.	$10,235	$(4,422)	$(67,498)	$(3,626)	$(7,391)
Net income (loss) attributable to common stockholders	$10,235	$(4,422)	$(67,498)	$(3,626)	$(9,203)
Net income (loss) per share attributable to common stockholders:
Basic	$0.20	$(0.08)	$(1.30)	$(0.10)	$(0.29)
Diluted	$0.19	$(0.08)	$(1.30)	$(0.10)	$(0.29)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders:
Basic	52,456	53,070	51,898	35,355	32,031
Diluted	53,572	53,070	51,898	35,355	32,031
_________________

(1)	Includes stock-based compensation expense as follows:

	Year Ended February 28/29,
	2017	2016	2015	2014	2013
	(in thousands)
Cost of revenue	$1,367	$1,062	$389	$201	$146
Research and development	11,651	8,247	4,410	2,374	2,059
Sales and marketing	8,074	6,566	3,811	2,067	1,182
General and administrative	11,613	12,971	8,448	6,195	5,400
	$32,705	$28,846	$17,058	$10,837	$8,787

(2)
In the fourth quarter of fiscal 2015, a valuation allowance was established against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold.

	February 28/29,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$200,109	$155,048	$192,127	$135,879	$31,645
Working capital (deficit) (1)	$13,524	$(41,875)	$29,070	$30,456	$(67,797)
Total assets (1)	$464,774	$419,804	$389,345	$350,056	$212,248
Deferred revenue, current and non-current	$407,082	$392,774	$373,157	$313,157	$261,243
Note payable, current and non-current	$4,115	$4,383	$4,635	$4,872	$5,094
Redeemable convertible preferred stock	$—	$—	$—	$—	$167,554
Common stock and additional paid-in capital	$370,798	$337,491	$316,088	$278,603	$23,108
Total stockholders’ equity (deficit) (1)	$6,423	$(32,098)	$(39,084)	$(5,655)	$(259,620)

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
Overview
Barracuda designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that empower customers to address security threats, improve network performance and protect and store their data. Our security platform helps customers simplify their IT operations and address their most pressing security needs even as they adopt new deployment models and move applications, data and workloads to the cloud. Our business model is built on the core values of speed and agility, which we apply to all aspects of our approach, including our technology innovations, the delivery and deployment of our solutions and responses to customer inquiries.
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates and our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, have been 92%, 93% and 94% in fiscal 2017, 2016 and 2015, respectively. Subscription annual recurring revenue, which is the annualized dollar amount of recurring subscription revenue in the final month of the fiscal year, increased to $286.3 million for fiscal 2017 from $255.0 million for fiscal 2016.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, continue to develop new solutions to promptly respond to our customers’ needs and successfully integrate acquisitions into our business. In aligning our investments, product portfolio and routes to market to address our customers' growing adoption of public cloud, SaaS and managed service IT deployment models, we provide a security platform that spans email, management, network and application security as well as data protection, all of which can be deployed and centrally managed across diverse and distributed architectures. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our platform provides us an opportunity to cross-sell additional solutions. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.
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

•
Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates. Subscription revenue also includes revenue from fixed term licenses of our virtual appliance software, support and maintenance. Our subscription terms include monthly and annual terms ranging from one year to five years, the substantial majority of which are for one year periods. We recognize revenue from subscriptions, support and maintenance over the contractual service period.

Cost of Revenue
Cost of revenue consists of costs related to our appliance and subscription revenue. Such costs include hardware, manufacturing, shipping and logistics, customer support, royalty, warranty, personnel costs, service delivery and data center costs and amortization of intangible assets related to acquired technology. We expect our cost of revenue to increase in absolute dollars, although it may fluctuate as a percentage of total revenue from period to period, as we continue to grow.
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

•
General and administrative. Our general and administrative expenses consist primarily of salaries, benefits and stock-based compensation for our finance, legal, regulatory and compliance, human resources and other administrative employees and executives. In addition, general and administrative expenses include outside consulting, legal and accounting services and facilities and other supporting overhead costs. We expect general and administrative expenses to increase in absolute dollars due to professional services fees primarily related to outside legal, audit, investor relations and consulting services to support the business, although our general and administrative expenses may fluctuate as a percentage of total revenue.

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash, cash equivalents and marketable securities, as well as realized gains and losses from our marketable securities portfolio. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
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

	Year Ended February 28/29,
	2017	2016	2015
Revenue:
Appliance	$82,732	$89,275	$83,146
Subscription	269,917	230,883	194,300
Total revenue	352,649	320,158	277,446
Cost of revenue	83,772	70,132	58,667
Gross profit	268,877	250,026	218,779
Operating expenses:
Research and development	75,070	71,251	58,737
Sales and marketing	129,707	138,324	125,526
General and administrative	42,042	47,338	35,438
Total operating expenses	246,819	256,913	219,701
Income (loss) from operations	22,058	(6,887)	(922)
Other expense, net	(70)	(262)	(3,674)
Income (loss) before income taxes	21,988	(7,149)	(4,596)
Benefit from (provision for) income taxes	(11,753)	2,727	(62,902)
Net income (loss)	$10,235	$(4,422)	$(67,498)

	Year Ended February 28/29,
	2017	2016	2015
Revenue:
Appliance	23%	28%	30%
Subscription	77	72	70
Total revenue	100	100	100
Cost of revenue	24	22	21
Gross profit	76	78	79
Operating expenses:
Research and development	21	22	21
Sales and marketing	37	43	45
General and administrative	12	15	13
Total operating expenses	70	80	79
Income (loss) from operations	6	(2)	—
Other expense, net	—	—	(1)
Income (loss) before income taxes	6	(2)	(1)
Benefit from (provision for) income taxes	(3)	1	(23)
Net income (loss)	3%	(1)%	(24)%

Comparison of the Fiscal Years Ended February 28, 2017 and February 29, 2016
Revenue

	Year Ended February 28/29,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Appliance	$82,732	$89,275	$(6,543)	(7)%
Subscription	269,917	230,883	39,034	17
	$352,649	$320,158	$32,491	10%
Total revenue increased $32.5 million, or 10%, for fiscal 2017 compared to fiscal 2016. Subscription revenue increased by $39.0 million, or 17%, primarily due to a 15% increase in active subscribers from 278,398 active subscribers as of February 29, 2016 to 321,241 active subscribers as of February 28, 2017. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $6.5 million, or 7%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin

	Year Ended February 28/29,
	2017		2016		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$83,772		$70,132		$13,640	19%
Gross profit	$268,877	76%	$250,026	78%	$18,851	8%
Cost of revenue increased for fiscal 2017 compared to fiscal 2016 commensurate with the increase in total revenue for the comparable periods. Gross margin decreased in fiscal 2017 compared to fiscal 2016, primarily due to product mix shifts and increases of $3.5 million in service delivery costs, $3.5 million in warranty and royalty costs, $1.8 million in amortization of intangible assets and $1.1 million in depreciation expenses. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses

	Year Ended February 28/29,
	2017		2016		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Research and development	$75,070	21%	$71,251	22%	$3,819	5%
Sales and marketing	129,707	37	138,324	43	(8,617)	(6)
General and administrative	42,042	12	47,338	15	(5,296)	(11)
	$246,819	70%	$256,913	80%	$(10,094)	(4)%
Research and development expenses increased $3.8 million, or 5%, in fiscal 2017 compared to fiscal 2016 primarily due to increases of $3.4 million in stock-based compensation expense, $1.6 million in consulting costs and $0.7 million in compensation and personnel related costs, partially offset by decreases of $0.8 million in travel and other related costs, $0.5 million in equipment and service expenses, $0.4 million in IT-related infrastructure expenses and $0.1 million in depreciation expense. As a percentage of total revenue, research and development expenses remained relatively consistent year over year.
Sales and marketing expenses decreased $8.6 million, or 6%, in fiscal 2017 compared to fiscal 2016 primarily due to decreases of $15.2 million in marketing and channel partner program expenses, primarily attributable to lower search engine marketing, sponsorship and advertising spend and event and trade show costs, $0.8 million in travel and other related costs and $0.3 million in IT-related infrastructure expenses, partially offset by increases of $5.0 million in compensation and personnel costs, primarily attributable to higher sales commission attainment, $1.5 million in stock-based compensation expense, $0.5 million in consulting costs and $0.4 million in license and service fees. As a percentage of total revenue, sales and marketing expenses decreased year over year primarily due to the timing and nature of marketing campaigns.
General and administrative expenses decreased $5.3 million, or 11%, in fiscal 2017 compared to fiscal 2016 primarily due to decreases of $4.2 million in legal and settlement costs, which included a $2.3 million settlement charge for intellectual property matters and a $1.5 million settlement of an export compliance matter in fiscal 2016, $1.4 million in stock-based compensation expense, $0.5 million in travel and other related costs, $0.4 million in consulting costs and $0.3 million in equipment and software expense, partially offset by increases of $0.5 million in bad debt expense, $0.5 million in compensation and personnel related costs, $0.4 million in depreciation expense and $0.1 million in payment processing costs. As a percentage of total revenue, general and administrative expenses decreased year over year due to the legal and settlement costs associated with the matters noted above not recurring in fiscal 2017.
Other Expense, Net

	Year Ended February 28/29,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Other expense, net	$(70)	$(262)	$192	NM
The change in other expense, net was due primarily to an increase of $1.1 million in realized gains from the sale of marketable securities, partially offset by an increase of $0.8 million in net foreign exchange losses during fiscal 2017 compared to fiscal 2016.
Benefit from (Provision for) Income Taxes

	Year Ended February 28/29,
	2017	2016	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Benefit from (provision for) income taxes	$(11,753)	$2,727	$(14,480)	NM
We recorded an income tax provision of $11.8 million for fiscal 2017 and an income tax benefit of $2.7 million for fiscal 2016. We established a valuation allowance in fiscal 2015 against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets, because realization of these tax benefits through future taxable income does not meet the more-likely-than-not threshold. We intend to maintain the valuation allowance until sufficient positive evidence exists to support its reversal. The difference between the income tax provision that would be derived by applying the statutory rate to our income before tax and the income tax provision actually recorded for fiscal 2017 is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, non-deductible stock-based compensation expense and other currently non-deductible items.
Comparison of the Fiscal Years Ended February 29, 2016 and February 28, 2015
Revenue

	Year Ended February 28/29,
	2016	2015	Change
	Amount	Amount	Amount	%
	(dollars in thousands)
Appliance	$89,275	$83,146	$6,129	7%
Subscription	230,883	194,300	36,583	19
	$320,158	$277,446	$42,712	15%

Total revenue increased $42.7 million, or 15%, for fiscal 2016 compared to fiscal 2015. Subscription revenue increased by $36.6 million, or 19%, primarily due to a 14% increase in active subscribers from 243,578 active subscribers as of February 28, 2015 to 278,398 active subscribers as of February 29, 2016. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue grew by $6.1 million, or 7%, due to increased demand for our solutions, however, the growth rate decreased from the previous period due to an increasing number of customers shifting from traditional and solely on-premises deployments to include the cloud.
Cost of Revenue and Gross Margin

	Year Ended February 28/29,
	2016		2015		Change
	Amount	Gross Margin	Amount	Gross Margin	Amount	%
	(dollars in thousands)
Cost of revenue	$70,132		$58,667		$11,465	20%
Gross profit	$250,026	78%	$218,779	79%	$31,247	14%
Cost of revenue increased for fiscal 2016 compared to fiscal 2015 commensurate with the increase in appliance and subscription revenue for the comparable periods. Gross margin decreased slightly in fiscal 2016 compared to fiscal 2015. The slight decrease was primarily due to product mix shifts and increased amortization of intangible assets and depreciation expenses. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses

	Year Ended February 28/29,
	2016		2015		Change
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	%
	(dollars in thousands)
Research and development	$71,251	22%	$58,737	21%	$12,514	21%
Sales and marketing	138,324	43	125,526	45	12,798	10
General and administrative	47,338	15	35,438	13	11,900	34
	$256,913	80%	$219,701	79%	$37,212	17%
Research and development expenses increased $12.5 million, or 21%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $5.9 million in compensation and personnel related costs primarily attributable to a 9% increase in the average research and development headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis in October 2015, $3.8 million in stock-based compensation expense, $0.9 million in consulting costs, $0.8 million in IT-related infrastructure expenses, $0.4 million in equipment and service expenses, $0.3 million in travel and other related costs and $0.2 million in license and service fees. As a percentage of total revenue, research and development expenses remained consistent year over year.
Sales and marketing expenses increased $12.8 million, or 10%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $7.6 million in compensation and personnel related costs, primarily attributable to an 18% increase in the average sales and marketing headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis, $2.8 million in stock-based compensation expense, $1.2 million in amortization expense associated with the acquisition of Intronis and impairment charges related to certain acquisition-related customer relationship assets and $0.7 million in IT-related infrastructure expenses. As a percentage of total revenue, sales and marketing expenses slightly decreased year over year primarily due to a reversal of estimated contingent consideration obligations, which resulted in a $1.3 million reduction of compensation and personnel related costs.
General and administrative expenses increased $11.9 million, or 34%, in fiscal 2016 compared to fiscal 2015 primarily due to increases of $4.8 million in legal, compliance and consulting costs, which included a $2.3 million settlement charge for intellectual property matters and a $1.5 million settlement related to export compliance, $4.5 million in stock-based compensation expense, $0.9 million in compensation and personnel related costs, primarily attributable to a 4% increase in the average general and administrative headcount throughout fiscal 2016 compared to fiscal 2015 and our acquisition of Intronis, $0.6 million in equipment and software expense, $0.6 million in depreciation expense and $0.2 million in payment processing costs. As a percentage of total revenue, general and administrative expenses slightly increased year over year primarily due to increased legal and settlement costs.
Other Expense, Net

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
Quarterly Results of Operations
The following tables set forth selected unaudited quarterly consolidated statements of operations data for each of the eight quarters in the period ended February 28, 2017, as well as the percentage that each line item represents of total revenue. The information for each of these quarters has been prepared on the same basis as the audited annual financial statements included elsewhere in this Annual Report on Form 10-K and, in the opinion of management, includes all adjustments, which includes only normal recurring adjustments, necessary for the fair presentation of the results of operations for these periods in accordance with GAAP. This data should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
	(in thousands)
Revenue:
Appliance	$19,908	$20,457	$21,034	$21,333	$21,650	$21,655	$22,288	$23,682
Subscription	69,351	68,349	66,896	65,321	62,076	58,432	56,083	54,292
Total revenue	89,259	88,806	87,930	86,654	83,726	80,087	78,371	77,974
Cost of revenue	22,193	21,098	20,240	20,241	19,879	18,352	15,935	15,966
Gross profit	67,066	67,708	67,690	66,413	63,847	61,735	62,436	62,008
Operating expenses:
Research and development	18,790	18,627	18,446	19,207	17,120	18,629	17,502	18,000
Sales and marketing	32,865	33,368	32,144	31,330	33,504	36,218	34,470	34,132
General and administrative	10,084	10,217	10,969	10,772	10,998	14,872	10,770	10,698
Total operating expenses	61,739	62,212	61,559	61,309	61,622	69,719	62,742	62,830
Income (loss) from operations	5,327	5,496	6,131	5,104	2,225	(7,984)	(306)	(822)
Other income (expense), net	(201)	(2,374)	1,515	990	604	(395)	97	(568)
Income (loss) before income taxes	5,126	3,122	7,646	6,094	2,829	(8,379)	(209)	(1,390)
Benefit from (provision for) income taxes	(1,905)	(1,329)	(5,209)	(3,310)	406	6,793	(2,030)	(2,442)
Net income (loss)	$3,221	$1,793	$2,437	$2,784	$3,235	$(1,586)	$(2,239)	$(3,832)
Net income (loss) per share – basic	$0.06	$0.03	$0.05	$0.05	$0.06	$(0.03)	$(0.04)	$(0.07)
Net income (loss) per share – diluted	$0.06	$0.03	$0.05	$0.05	$0.06	$(0.03)	$(0.04)	$(0.07)

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Revenue:
Appliance	22%	23%	24%	25%	26%	27%	28%	30%
Subscription	78	77	76	75	74	73	72	70
Total revenue	100	100	100	100	100	100	100	100
Cost of revenue	25	24	23	23	24	23	20	20
Gross profit	75	76	77	77	76	77	80	80
Operating expenses:
Research and development	21	21	21	22	20	23	22	23
Sales and marketing	37	38	37	36	40	45	44	44
General and administrative	11	11	12	12	13	19	14	14
Total operating expenses	69	70	70	70	73	87	80	81
Income (loss) from operations	6	6	7	7	3	(10)	—	(1)
Other income (expense), net	—	(2)	2	1	1	—	—	(1)
Income (loss) before income taxes	6	4	9	8	4	(10)	—	(2)
Benefit from (provision for) income taxes	(2)	(2)	(6)	(4)	—	8	(3)	(3)
Net income (loss)	4%	2%	3%	4%	4%	(2)%	(3)%	(5)%
Quarterly Revenue Trends
Our quarterly total revenue has increased sequentially for all periods presented. In the three months ended February 28, 2017, our subscription revenue increased by $1.0 million, or 1%, from $68.3 million in the three months ended November 30, 2016 to $69.4 million in the three months ended February 28, 2017. Our subscription revenue has continued to grow, while our appliance revenue has declined primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud.
Our total revenue has not been significantly impacted by seasonality.
Quarterly Gross Margin Trends
Gross profit increased sequentially for all periods presented, except the fourth quarter of fiscal 2017 and the third quarter of fiscal 2016, and total gross margin was between 75% and 80% for all periods presented. Our cost of revenue has increased as a function of gross billings growth. The decrease in gross margins is primarily due to increased investments to support our cloud-based solutions, including the expansion of our data center infrastructure, product mix shifts and increased service delivery costs, warranty and royalty costs, and amortization of intangible assets related to the acquisition of Intronis.
Quarterly Operating Expenses Trends
As a percentage of revenue, quarterly operating expenses decreased sequentially, except for the third quarter of fiscal 2016, primarily due to better leverage in our cost structure, our narrowing product focus and lower sales and marketing spend. The timing of acquisition and other charges also impacted our operating expenses. In fiscal 2016, we incurred charges associated with the resolution of a self-reported export compliance matter, the settlement of an intellectual property matter and transaction costs associated with our acquisitions, which primarily caused the higher operating expenses in the third quarter of fiscal 2016. Our sales and marketing expenses may experience variability based on the timing of our marketing programs and will be dependent on the timing of strategic initiatives and investment opportunities.

Liquidity and Capital Resources

	Year Ended February 28/29,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$65,203	$49,266	$54,104
Net cash used in investing activities	$(59,364)	$(61,744)	$(59,539)
Net cash provided by (used in) financing activities	$(4,117)	$(20,396)	$21,704
As of February 28, 2017, we had cash and cash equivalents of $120.2 million, of which approximately $16.2 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $79.9 million as of February 28, 2017. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Furthermore, we renewed our $25.0 million credit facility with Silicon Valley Bank (“SVB”) to expire in November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 28, 2017.
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
For fiscal 2017, operating activities provided $65.2 million in cash as a result of non-cash charges of $49.1 million related to stock-based compensation, depreciation and amortization expenses, our net income of $10.2 million and a positive change of $6.6 million in our net operating assets and liabilities. The net change in our operating assets and liabilities was primarily the result of a $14.5 million increase in deferred revenue due to an increase in sales.
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
For fiscal 2015, operating activities provided $54.1 million in cash as a result of non-cash charges of $76.5 million and a net change of $45.1 million in our net operating assets and liabilities, partially offset by a net loss of $67.5 million. Non-cash charges primarily included changes in deferred income taxes and stock-based compensation, depreciation and amortization expenses. The non-cash change in deferred income taxes was primarily due to a valuation allowance established against significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets, as well as certain foreign deferred tax assets. The net change in our operating assets and liabilities was primarily the result of a $59.3 million increase in deferred revenue due to an increase in sales, which also resulted in an offsetting effect from increased accounts receivable of $12.9 million.
Investing Activities
Our investing activities have generally consisted of transactions related to marketable and non-marketable securities, purchases of property and equipment and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.
For fiscal 2017, cash used in investing activities was $59.4 million and primarily related to purchases of marketable securities of $74.5 million, acquisition related payments of $7.0 million, purchases of property and equipment of $6.3 million, purchases of intangible assets of $1.4 million, and purchases of non-marketable investments of $1.2 million, partially offset by proceeds from the sale and maturity of marketable securities of $31.1 million.
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
Financing Activities
Our financing activities generally consist of equity related transactions, including proceeds from the exercises of employee stock options, excess tax benefits from equity incentive plans and tax payments associated with the net share settlements of equity awards and repurchases of common stock.
For fiscal 2017, cash used in financing activities was $4.1 million and primarily related to repurchases of our common stock of $7.6 million and tax payments of $7.1 million related to net share settlements of equity awards. These cash outflows were partially offset by proceeds from stock option exercises of $8.9 million and excess tax benefits from equity compensation plans of $1.9 million.
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

	Year Ended February 28/29,
	2017	2016	2015
Gross billings	$402,117	$377,515	$364,292
Year-over-year percentage increase	7%	4%	18%
Year-over-year percentage increase on a constant currency basis (1)	7%	6%	18%
Adjusted EBITDA (2)	$71,806	$40,247	$27,057
Adjusted EBITDA as a percentage of total revenue	20%	13%	10%
Free cash flow (2)	$58,868	$41,448	$41,587
Free cash flow as a percentage of total revenue	17%	13%	15%
Active subscribers at period end	321,241	278,398	243,578
_________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 29, 2016, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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
The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Year Ended February 28/29,
	2017	2016	2015
Total revenue	$352,649	$320,158	$277,446
Total deferred revenue, end of period (1)	407,082	392,774	372,862
Less: total deferred revenue, beginning of period (1)	(392,774)	(372,862)	(313,157)
Add: deferred revenue adjustments	35,160	37,445	27,141
Total change in deferred revenue and adjustments	49,468	57,357	86,846
Gross billings	$402,117	$377,515	$364,292
Year-over-year percentage increase	7%	4%	18%
Year-over-year percentage increase on a constant currency basis (2)	7%	6%	18%
_________________

(1)
The balances for the prior fiscal years' comparable periods presented exclude any amounts related to the acquisition date deferred revenue assumed from C2C Systems Limited ("C2C"), which closed in the second quarter of fiscal 2015. We believe adjusting for the fair value of the assumed performance obligation allows us to better compare gross billings from period to period in order to assess the ongoing results of our business.

(2)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at February 29, 2016, which was the last day of our prior fiscal year, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.
Gross billings increased 7% from fiscal 2016 to 2017 and 4% from fiscal 2015 to 2016. The increases in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. In fiscal 2017, the increase was primarily due to increased sales of our core products, such as our NextGen Firewall and Web Application Firewall solutions and the Barracuda Essentials product suite, the addition of gross billings attributable to Intronis and increased sales of our managed service solutions due primarily to the expansion of our managed service provider channel through the addition of new partners and products to the Intronis platform. The decrease in the growth rate of gross billings for fiscal 2016, as compared to fiscal 2015, was primarily driven by weakness experienced in EMEA and in our data protection business. Additionally, in fiscal 2017 and 2016, we observed a shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions. These trends have led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluated their long-term strategies. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
Adjusted EBITDA. We define adjusted EBITDA as net income (loss) plus non-cash and non-operating charges, which include: (i) other expense, net, (ii) provision for (benefit from) income taxes, (iii) acquisition and other charges, (iv) stock-based compensation expense, (v) amortization of intangible assets, including certain losses on disposal and impairment of intangible assets, and (vi) depreciation expense, including certain losses on disposal of fixed assets. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our ongoing operating performance, and therefore provides a better indication of profitability from our operations, and provides a consistent measure of our performance from period to period. Prior period information has been recast to conform to the current period presentation and excludes changes in deferred revenue and associated deferred costs in our calculation of adjusted EBITDA.
The following table reconciles net income (loss) to adjusted EBITDA (in thousands, except percentages):

	Year Ended February 28/29,
	2017	2016	2015
Net income (loss)	$10,235	$(4,422)	$(67,498)
Other expense, net	70	262	3,674
Provision for (benefit from) income taxes	11,753	(2,727)	62,902
Depreciation, amortization and impairment expense (1)	16,431	13,300	8,631
Stock-based compensation expense	32,705	28,846	17,058
Acquisition and other charges (2)	612	4,988	2,290
Adjusted EBITDA	$71,806	$40,247	$27,057
Adjusted EBITDA as a percentage of total revenue	20%	13%	10%
_________________

(1)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal and impairment of long-lived assets.

(2)
In calculating adjusted EBITDA, we also adjust for acquisition and other charges that we are non-recurring, infrequent and/or unusual in nature, can vary significantly in amount and frequency and are unrelated to our ongoing operating performance. We believe that adjusting for these charges allows us to better compare adjusted EBITDA from period to period in order to assess the ongoing operating results of our business. Refer to the "Acquisition and Other Charges" section below for additional details regarding these charges.

Adjusted EBITDA increased from $27.1 million in fiscal 2015 to $40.2 million in fiscal 2016 and $71.8 million in fiscal 2016. The increases in adjusted EBITDA were primarily driven by better leverage in our cost structure, our narrowing product focus and lower sales and marketing spend.

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
The following table reconciles cash provided by operating activities to free cash flow (in thousands, except percentages):

	Year Ended February 28/29,
	2017	2016	2015
Net cash provided by operating activities	$65,203	$49,266	$54,104
Less: purchases of property and equipment	(6,335)	(7,818)	(12,517)
Free cash flow	$58,868	$41,448	$41,587
Free cash flow as a percentage of total revenue	17%	13%	15%
Free cash flow was consistent from fiscal 2015 to fiscal 2016 and increased from $41.4 million in fiscal 2016 to $58.9 million in fiscal 2017. The increase in free cash flow in fiscal 2017 was driven primarily by a $15.9 million increase in net cash provided by operating activities as we incurred lower sales and marketing expenses in fiscal 2017 due to the timing and nature of certain marketing campaigns.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of February 28, 2017, February 29, 2016 and February 28, 2015, we had 321,241, 278,398 and 243,578 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers. In fiscal 2017, we renewed 92% of the expiring subscriptions, on a dollar basis, as we continued to see more customers opt for ratable subscription form factors and shorter contract lengths.
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
Acquisition and Other Charges
In calculating adjusted EBITDA, we exclude certain expense items resulting from acquisitions and other charges, which we believe are non-recurring, infrequent and/or unusual in nature, can vary significantly in amount and frequency and are unrelated to our ongoing operating performance indicative of ongoing operating performance or do not expect to recur in our continuing operating results. We believe that adjusting for these charges allows us to better compare adjusted EBITDA from period to period in order to assess the ongoing operating results of our business. We refer to costs related to our acquisitions, export compliance and intellectual property settlement as our "acquisition and other charges" throughout this Annual Report on Form 10-K. These costs consist of the following:
Acquisition and other costs. Acquisition costs (including costs associated with prospective acquisitions) include acquisition-related expenses for legal, accounting and other professional fees, integration costs, fair value remeasurements of contingent consideration obligations and contingent consideration payments made under the terms of acquisition agreements. We believe these costs are unpredictable, can vary based on the size and complexity of each transaction, and are unrelated to our core operations or those of acquired businesses. Other costs include legal expenses incurred in connection with the C2C litigation matter involving R. David Hunt, as Seller Representative of the stockholders of C2C, and costs that are non-recurring, infrequent and/or unusual in nature and can vary significantly in amount and frequency. The acquisition and other costs are classified within operating expenses in our consolidated statements of operations.

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
The following table presents the details of our acquisition and other charges and their impact on adjusted EBITDA (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
Acquisition and other costs	$646	$1,142	$2,114
Export compliance	(34)	1,570	176
Intellectual property settlement	—	2,276	—
	$612	$4,988	$2,290
Quarterly Key Metrics
The following table presents unaudited key metrics for each of the eight quarters through February 28, 2017. In addition to our results determined in accordance with GAAP, we believe the following non-GAAP and operational measures are useful in evaluating our operating performance.

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
	(in thousands, except active subscribers and percentages)
Gross billings	$103,219	$100,399	$100,298	$98,201	$95,788	$89,008	$98,445	$94,274
Period-over-period percentage increase	3%	—%	2%	3%	5%	3%	2%
Adjusted EBITDA (1)	$16,616	$18,854	$18,622	$17,714	$13,589	$7,907	$9,782	$8,969
Adjusted EBITDA as a percentage of total revenue	19%	21%	21%	20%	16%	10%	12%	12%
Free cash flow (1)	$15,422	$13,786	$19,495	$10,165	$13,077	$3,195	$20,750	$4,426
Free cash flow as a percentage of total revenue	17%	16%	22%	12%	16%	4%	26%	6%
Active subscribers as of period end	321,241	309,323	298,739	286,602	278,398	269,467	261,613	252,460
_________________

(1)
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

The following table reconciles total revenue to gross billings (in thousands):

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Total revenue	$89,259	$88,806	$87,930	$86,654	$83,726	$80,087	$78,371	$77,974
Total deferred revenue, end of period (1)	407,082	401,300	398,878	393,072	392,774	391,617	389,835	381,003
Less: total deferred revenue, beginning of period (1)	(401,300)	(398,878)	(393,072)	(392,774)	(391,617)	(389,835)	(381,003)	(372,862)
Add: deferred revenue adjustments	8,178	9,171	6,562	11,249	10,905	7,139	11,242	8,159
Total change in deferred revenue and adjustments	13,960	11,593	12,368	11,547	12,062	8,921	20,074	16,300
Gross billings	$103,219	$100,399	$100,298	$98,201	$95,788	$89,008	$98,445	$94,274
_________________

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

The following table reconciles net income (loss) to adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Net income (loss)	$3,221	$1,793	$2,437	$2,784	$3,235	$(1,586)	$(2,239)	$(3,832)
Other expense (income), net	201	2,374	(1,515)	(990)	(604)	395	(97)	568
Provision for (benefit from) income taxes	1,905	1,329	5,209	3,310	(406)	(6,793)	2,030	2,442
Depreciation, amortization and impairment expense	3,989	3,975	4,186	4,281	5,373	3,458	2,295	2,174
Stock-based compensation expense	7,655	9,217	7,896	7,937	7,430	7,706	7,166	6,544
Acquisition and other charges (1)	(355)	166	409	392	(1,439)	4,727	627	1,073
Adjusted EBITDA (2)	$16,616	$18,854	$18,622	$17,714	$13,589	$7,907	$9,782	$8,969
_________________

(1)	The following table details the acquisition and other charges affecting adjusted EBITDA (in thousands):

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Acquisition costs	$(355)	$211	$409	$381	$(1,426)	$929	$622	$1,017
Export compliance	—	(45)	—	11	(13)	1,522	5	56
Intellectual property settlement	—	—	—	—	—	2,276	—	—
Total acquisition and other charges	$(355)	$166	$409	$392	$(1,439)	$4,727	$627	$1,073

(2)
As described above, we have modified our historical presentation of adjusted EBITDA. These changes do not impact our current and historical presentation of GAAP results. Prior period information has been recast to conform to the adjusted calculations.

The following table reconciles cash provided by operating activities to free cash flow (in thousands):

	Three Months Ended
	February 28, 2017	November 30, 2016	August 31, 2016	May 31, 2016	February 29, 2016	November 30, 2015	August 31, 2015	May 31, 2015
Cash provided by operating activities	$17,492	$15,082	$20,515	$12,114	$15,395	$5,252	$22,317	$6,302
Less: purchases of property and equipment	(2,070)	(1,296)	(1,020)	(1,949)	(2,318)	(2,057)	(1,567)	(1,876)
Free cash flow (1)	$15,422	$13,786	$19,495	$10,165	$13,077	$3,195	$20,750	$4,426
_________________

(1)
As described above, we have modified our historical presentation of free cash flow. These changes do not impact our current and historical presentation of GAAP results. Prior period information has been recast to conform to the adjusted calculations.

Quarterly Non-GAAP Financial Measure Trends
Gross billings. Our quarterly gross billings results reflect some seasonality in sales of our solutions. We typically have seasonally higher gross billings in our first and fourth quarters, as the first quarter generally experiences stronger renewals and the fourth quarter is generally driven by demand related to calendar year-end budget needs. We experienced sequential quarterly growth in fiscal 2017, whereas in fiscal 2016, we experienced lower than expected growth rates due to weakness experienced in the EMEA region and in our data protection business. Additionally, in fiscal 2017 and 2016, we observed a shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions. These trends led to longer sales cycles and delays in buying decisions, as well as more customers electing one-year renewal terms rather than multi-year arrangements as they evaluated their long-term strategies. We have made strategic investments in our core product offerings, which drove the sequential increases in fiscal 2017 primarily related to our NextGen Firewall and Web Application Firewall solutions and the Barracuda Essentials solution suite.
Adjusted EBITDA. Adjusted EBITDA is subject to quarterly changes based on investment objectives and the timing of sales and marketing expenses based on strategic initiatives. The trends in adjusted EBITDA from period to period were based primarily upon changes in gross billings and operating expenses. Generally, operating expenses as a percentage of revenue has decreased fiscal 2017 primarily related to better leverage in our cost structure, our narrowing product focus and lower sales and marketing spend.
Free cash flow. Free cash flow is impacted by the seasonality trends in operating expenses discussed above. Additionally, free cash flow is subject to the timing of investments in capital expenditures, which principally relate to investment in cloud and corporate infrastructure required to support the growth of our business. While our management plans for these types of infrastructure investments, the timing of the investment is driven, most importantly, by customer need, and can vary from our plan. The trends in free cash flow during the periods presented were primarily impacted by the trends in our gross billings and adjusted EBITDA.
Active Subscribers. To date, changes in active subscribers have not been materially impacted by seasonal trends. The increase and linearity of the active subscribers is related to our ability to maintain a high renewal rate of subscriptions. Active subscribers are also impacted by our ability to attract and acquire new customers. In fiscal 2017, we renewed 92% of the expiring subscriptions, on a dollar basis, as we continued to see more customers opt for ratable subscription form factors and shorter contract lengths.
Contractual Obligations and Commitments
The following summarizes our contractual obligations and commitments as of February 28, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	$7,226	$3,197	$3,586	$443	$—
Debt obligations (2)	4,115	4,115	—	—	—
Interest payable associated with debt obligations (2)	105	105	—	—	—
Unrecognized purchase commitments (3)	32,930	26,123	6,807	—	—
	$44,376	$33,540	$10,393	$443	$—
_________________

(1)	Consists of contractual obligations from office space and equipment under non-cancelable operating leases.

(2)	Consists of debt obligations related to our corporate headquarters.

(3)
Consists of future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations.

The contractual obligation table above excludes tax liabilities of $10.0 million related to gross unrecognized tax benefits because we are unable to make a reasonably reliable estimate of the timing of settlement, if any, of these future payments. Additionally, we agreed to make contingent consideration payments as part of certain acquisitions, which are not included in the table above. As of February 28, 2017, we estimated the fair value of the contingent consideration liabilities to be $0.9 million. Refer to Note 3 to Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements
As of February 28, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Impairment of Non-Marketable Securities
We periodically review our non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write-down the security to its fair value.
Recent Accounting Pronouncements
Refer to "Recent Accounting Pronouncements" in Note 1 to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Exchange Risk
A portion of our revenue and operating expenses are incurred outside the United States and are denominated in foreign currencies, which are subject to exchange rate fluctuations. Our most significant currency exposures are the Euro, the Japanese yen and the British pound. Our reported revenues and operating results may be impacted by fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates may also cause us to recognize transaction gains and losses in our statement of operations. For fiscal 2017 and 2015, we recognized net foreign exchange losses of $0.8 million and $3.6 million, respectively, in other expense, net in the consolidated statement of operations, while for fiscal 2016, net foreign exchange gains (losses) were not significant.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. Beginning in fiscal 2015, we utilized foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. There were no open contracts as of February 28, 2017.
Interest Rate Sensitivity
We had cash, cash equivalents and marketable securities of $200.1 million and $155.0 million as of February 28, 2017 and February 29, 2016, respectively. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of our investments are subject to market risk in which changes in the prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we maintain our portfolio of cash equivalents and short-term marketable securities in a variety of instruments, such as money market funds, government and corporate debt securities and asset- and mortgage-backed securities. We typically invest in highly-rated securities and our investment policy limits the amount of credit exposure to any one issuer. The risk associated with fluctuating interest rates relates primarily to our portfolio of marketable securities. A hypothetical 100 basis point increase in interest rates would not have a significant impact to our portfolio as of February 28, 2017 and February 29, 2016.

Item 8. Financial Statements and Supplementary Data
BARRACUDA NETWORKS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Barracuda Networks, Inc.
We have audited the accompanying consolidated balance sheets of Barracuda Networks, Inc. as of February 28, 2017 and February 29, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended February 28, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Barracuda Networks, Inc. at February 28, 2017 and February 29, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended February 28, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
San Jose, California
May 12, 2017

BARRACUDA NETWORKS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of February 28/29,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$120,194	$118,654
Marketable securities	79,915	36,394
Accounts receivable, net of allowance for doubtful accounts of $2,857 and $2,018 as of February 28, 2017 and February 29, 2016, respectively	40,560	36,520
Inventories, net	5,847	5,648
Prepaid income taxes	11,050	7,645
Deferred costs	32,598	31,943
Other current assets	5,245	4,805
Total current assets	295,409	241,609
Property and equipment, net	29,979	31,910
Deferred costs, non-current	27,285	27,019
Deferred income taxes, non-current	1,554	2,992
Other non-current assets	8,607	7,293
Intangible assets, net	32,145	39,386
Goodwill	69,795	69,595
Total assets	$464,774	$419,804
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,439	$15,939
Accrued payroll and related benefits	13,593	12,371
Other accrued liabilities	12,942	19,495
Deferred revenue	239,796	235,411
Note payable	4,115	268
Total current liabilities	281,885	283,484
Long-term liabilities:
Deferred revenue, non-current	167,286	157,363
Deferred income taxes, non-current	2,803	2,478
Note payable, non-current	—	4,115
Other long-term liabilities	6,377	4,462
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,897,128 and 52,135,194 shares issued and outstanding as of February 28, 2017 and February 29, 2016, respectively	53	52
Additional paid-in capital	370,745	337,439
Accumulated other comprehensive loss	(5,226)	(4,509)
Accumulated deficit	(359,149)	(365,080)
Total stockholders’ equity (deficit)	6,423	(32,098)
Total liabilities and stockholders’ equity (deficit)	$464,774	$419,804
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended February 28/29,
	2017	2016	2015
Revenue:
Appliance	$82,732	$89,275	$83,146
Subscription	269,917	230,883	194,300
Total revenue	352,649	320,158	277,446
Cost of revenue	83,772	70,132	58,667
Gross profit	268,877	250,026	218,779
Operating expenses:
Research and development	75,070	71,251	58,737
Sales and marketing	129,707	138,324	125,526
General and administrative	42,042	47,338	35,438
Total operating expenses	246,819	256,913	219,701
Income (loss) from operations	22,058	(6,887)	(922)
Other expense, net	(70)	(262)	(3,674)
Income (loss) before income taxes	21,988	(7,149)	(4,596)
Benefit from (provision for) income taxes	(11,753)	2,727	(62,902)
Net income (loss)	$10,235	$(4,422)	$(67,498)
Net income (loss) per share:
Basic	$0.20	$(0.08)	$(1.30)
Diluted	$0.19	$(0.08)	$(1.30)
Weighted-average shares used to compute net income (loss) per share:
Basic	52,456	53,070	51,898
Diluted	53,572	53,070	51,898
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended February 28/29,
	2017	2016	2015
Net income (loss)	$10,235	$(4,422)	$(67,498)
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(60)	(669)	(3,408)
Available-for-sale investments:
Change in net unrealized gain (loss) (net of tax effect of $0, $0 and $5)	73	403	(8)
Less: reclassification adjustment for net gains included in net income (loss) (net of tax effect of $393, $5 and $0)	(730)	(10)	—
Net change	(657)	393	(8)
Other comprehensive loss	(717)	(276)	(3,416)
Comprehensive income (loss)	$9,518	$(4,698)	$(70,914)
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share data)

	Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of February 28, 2014	51,045,196	$52	$278,551	$(817)	$(283,441)	$(5,655)
Issuance of common stock	2,012,749	1	16,475			16,476
Tax withholding related to net share settlement of equity awards	(176,943)	—	(5,369)			(5,369)
Stock-based compensation expense			17,058			17,058
Excess tax benefits from equity compensation plans			8,947			8,947
Repayment of employee loans, net			373			373
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect				(8)		(8)
Foreign currency translation adjustment				(3,408)		(3,408)
Net loss					(67,498)	(67,498)
Balance as of February 28, 2015	52,881,002	$53	$316,035	$(4,233)	$(350,939)	$(39,084)
Issuance of common stock	1,019,686	1	4,844			4,845
Tax withholding related to net share settlement of equity awards	(262,511)	—	(6,734)			(6,734)
Repurchases of common stock	(1,502,983)	(2)	(9,495)		(9,719)	(19,216)
Stock-based compensation expense			28,846			28,846
Excess tax benefits from equity compensation plans			3,788			3,788
Repayment of employee loans, net			155			155
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect				393		393
Foreign currency translation adjustment				(669)		(669)
Net loss					(4,422)	(4,422)
Balance as of February 29, 2016	52,135,194	$52	$337,439	$(4,509)	$(365,080)	$(32,098)
Issuance of common stock	1,581,954	1	8,898			8,899
Tax withholding related to net share settlement of equity awards	(334,492)	—	(7,061)			(7,061)
Repurchases of common stock	(498,077)	—	(3,292)		(4,304)	(7,596)
Stock-based compensation expense			32,705			32,705
Excess tax benefits from equity compensation plans			1,909			1,909
Issuance of common stock in connection with business combinations	12,549		147			147
Change in unrealized gain (loss) on available-for-sale securities, net of tax effect				(657)		(657)
Foreign currency translation adjustment				(60)		(60)
Net income					10,235	10,235
Balance as of February 28, 2017	52,897,128	$53	$370,745	$(5,226)	$(359,149)	$6,423
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended February 28/29,
	2017	2016	2015
Operating activities
Net income (loss)	$10,235	$(4,422)	$(67,498)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and impairment expense	16,431	13,300	8,631
Stock-based compensation expense	32,705	28,846	17,058
Excess tax benefits from equity compensation plans	(1,909)	(3,788)	(8,947)
Deferred income taxes	1,642	(6,592)	59,261
Other	(493)	(865)	486
Changes in operating assets and liabilities:
Accounts receivable, net	(4,103)	4,427	(12,945)
Inventories, net	(202)	(1,193)	1,189
Income taxes, net	1,931	2,756	(485)
Deferred costs	(725)	(1,112)	(8,189)
Other assets	(888)	(2,187)	(2,158)
Accounts payable	(5,388)	(720)	2,835
Accrued payroll and related benefits	1,033	3,339	1,959
Other liabilities	397	(1,526)	3,566
Deferred revenue	14,537	19,003	59,341
Net cash provided by operating activities	65,203	49,266	54,104
Investing activities
Purchases of marketable securities	(74,527)	(26,021)	(41,977)
Proceeds from the sale of marketable securities	13,461	10,310	249
Proceeds from maturity of marketable securities	17,597	20,047	735
Purchases of non-marketable investments	(1,236)	(1,400)	(1,200)
Purchases of property and equipment	(6,335)	(7,818)	(12,517)
Purchases of intangible assets	(1,374)	—	(38)
Business combinations, net of cash acquired	(6,950)	(56,862)	(4,791)
Net cash used in investing activities	(59,364)	(61,744)	(59,539)
Financing activities
Proceeds from issuance of common stock	8,899	4,845	16,476
Taxes paid related to net share settlement of equity awards	(7,061)	(6,734)	(5,369)
Repurchases of common stock	(7,596)	(19,216)	—
Excess tax benefits from equity compensation plans	1,909	3,788	8,947
Repayment of employee loans, net of loans extended	—	(2,464)	1,921
Repayment of note payable	(268)	(285)	(237)
Other	—	(330)	(34)
Net cash provided by (used in) financing activities	(4,117)	(20,396)	21,704
Effect of exchange rate changes on cash and cash equivalents	(182)	155	(775)
Net increase (decrease) in cash and cash equivalents	1,540	(32,719)	15,494
Cash and cash equivalents at beginning of period	118,654	151,373	135,879
Cash and cash equivalents at end of period	$120,194	$118,654	$151,373
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$264	$287	$326
Income taxes, net of tax refunds	$7,938	$353	$3,191
See accompanying notes.

BARRACUDA NETWORKS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization and Summary of Significant Accounting Policies
Nature of Operations
Barracuda Networks, Inc., also referred to in this report as "we," "our," "us," "Barracuda" or "the Company," is headquartered in Campbell, California, and designs and delivers powerful yet easy-to-use security and data protection solutions. We offer cloud-enabled solutions that help our customers address security threats, improve network performance and protect and store their data. Our solutions are designed to simplify IT operations for our customers, allowing them to enhance their return on technology investments. We refer to the fiscal years ended February 28, 2017, February 29, 2016 and February 28, 2015 as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("GAAP") and include the accounts of Barracuda Networks, Inc. and our wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, income taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our consolidated financial position and results of operations.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on deposit with banks and money market funds with an original maturity of three months or less.
Marketable Securities
Marketable securities have been classified as available-for-sale securities in the consolidated balance sheets. Available-for-sale securities are carried at fair value, and realized gains and losses and declines in value determined to be other than temporary are included in other expense, net in the consolidated statements of operations. Interest income on securities classified as available-for-sale securities is also included in other income (expense), net. The cost of securities sold is based on the specific-identification method.
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
We measure certain assets, including goodwill, intangible assets, net and other investments in non-marketable securities at fair value on a nonrecurring basis when there are identifiable events or changes in circumstances that may have a significant adverse impact on the fair value of these assets.

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
Our accounts receivable are derived from customers located in the United States and certain foreign countries and regions, including Europe, the Middle East, Latin America and Asia-Pacific. Sales to foreign customers accounted for 29%, 31% and 32% of total revenue in fiscal 2017, 2016 and 2015, respectively. We perform ongoing credit evaluations of our customers’ financial condition and typically require no collateral from our customers. Credit risk with respect to accounts receivable is dispersed due to the large number of customers. As of February 28, 2017, one distribution partner accounted for 12% of receivables. As of February 29, 2016, no customer accounted for more than 10% of receivables.
One distribution partner accounted for 25%, 22% and 20% of total revenue in fiscal 2017, 2016 and 2015, respectively.
We currently depend on a single source or a limited number of sources for certain components used in the manufacture of our appliances. The inability of any supplier to fulfill our supply requirements could negatively impact future operating results.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts. The allowance for doubtful accounts is based on our assessment of the collectability of accounts. We regularly review the adequacy of the allowance of doubtful accounts by considering the age of outstanding invoices, customers’ expected ability to pay and collection history, when applicable, to determine whether a specific allowance is appropriate. Accounts receivable deemed uncollectible are charged against the allowance for doubtful accounts when identified.
Inventories
Inventories are recorded at the lower of cost (using the first-in, first-out ("FIFO") method) or market. Cost is derived using actual cost on a FIFO basis. Our inventories include material, labor and manufacturing overhead costs. We evaluate our ending inventories for estimated excess quantities and obsolescence. This evaluation includes analysis of usage rate and projected future demand. Inventories in excess of estimated future demand are written down and charged to cost of revenue. In addition, we assess the impact of changing technology to our inventories and we write down inventories that are considered obsolete.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Land is not depreciated. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Asset Classification	Estimated Useful Life
Buildings	39 years
Computer equipment and software	1 to 3 years
Vehicles, machinery and equipment	5 years
Leasehold improvements	Lesser of the useful life of the asset, generally 5 years, or remaining lease term
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

Intangible Assets and Impairment of Long-Lived Assets
Intangible assets consist of customer relationships, trade names, acquired technology, developed software, in-process research and development and patents. Intangible assets are recorded at fair values at the date of the acquisition and, for those assets having finite useful lives, are amortized using the straight-line method over their estimated useful lives, which generally range from three to ten years. In-process research and development is recorded as an indefinite-lived asset until the underlying project is completed, at which time the intangible asset is amortized over the estimated useful life. We periodically review our intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the lowest level of identifiable estimated undiscounted cash flows resulting from use of the asset and its eventual disposition. If not recoverable, an impairment loss would be calculated based on the excess of the carrying amount over the fair value. In fiscal 2017, 2016 and 2015, we recorded impairment charges of zero, $1.2 million and zero, respectively. Refer to Note 2 to Consolidated Financial Statements for additional information.
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
Cost of Revenue
Cost of revenue consists of costs related to our appliance and subscription revenue. Such costs include hardware, manufacturing, shipping and logistics, customer support, royalty, warranty, personnel costs, service delivery and data center costs and amortization of intangible assets related to acquired technology. We jointly manage the cost of providing appliances and subscription services and, accordingly, we present aggregate cost of revenue.
Deferred Revenue
Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue that is expected to be recognized as revenue within one year is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue.
Warranty and Instant Replacement Service
We provide a standard one-year warranty on our appliances. We also offer separately priced extended warranty contracts on our appliances, which entitle customers to expedited replacement hardware, with next business day shipping, on our appliances. Such separately-priced extended warranty contracts are available to customers coterminous with the standard one-year warranty. Revenue from extended warranty contracts is recognized ratably over the contractual term. Costs associated with our standard warranty and extended warranty contracts are expensed as incurred. Total warranty costs, including costs incurred under our instant replacement extended warranty contracts and costs to support our standard one-year appliance warranty, in fiscal 2017, 2016 and 2015 were $6.6 million, $4.4 million and $4.6 million, respectively.
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
Deferred Commissions
We capitalize commission costs that are incremental and directly related to the acquisition of customer contracts. Sales commissions are deferred when earned and amortized over the same period that revenues are recognized. Commission payments are paid in full after the customer has paid. Amortization of deferred commission costs is included in sales and marketing expenses in the consolidated statements of operations.
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
Software Development Costs
Software development costs incurred prior to the establishment of technological feasibility are charged to research and development expenses as incurred. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. Software development costs incurred subsequent to the time a product’s technological feasibility has been established through the time the product is available for general release to customers are capitalized if material. No software development costs have been capitalized in the periods presented.
Advertising Costs
We expense advertising costs as incurred. Advertising expenses totaled $44.9 million, $58.2 million and $58.7 million for fiscal 2017, 2016 and 2015, respectively.
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
We amortize the fair value of an award expected to vest on a straight-line basis over the requisite service period of the award, which is generally the period from the grant date to the end of the vesting period, or on a graded basis for awards that are contingent on the achievement of performance conditions. We use historical data to estimate the number of future forfeitures.
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. We record net gains (losses) resulting from foreign exchange transactions in other expense, net in the consolidated statements of operations. For fiscal 2017, 2016 and 2015, we recorded net gains (losses) of $(0.8) million, zero and $(3.6) million, respectively.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We may utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. There were no open contracts as of February 28, 2017 and February 29, 2016. The change in the fair value of these foreign currency forward contracts is recorded as gain (loss) in other expense, net in the consolidated statements of operations.
Accumulated Other Comprehensive Income (Loss)
The accumulated other comprehensive income (loss) balance consists of unrealized gains and losses on available-for-sale securities and translation gains and losses related to our international subsidiaries with functional currencies other than the U.S. dollar, primarily the Euro.
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-08 ("ASU 2017-08"), which shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2017-08 is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-08 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04 ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and early adoption is permitted for impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 is to be applied on a prospective basis. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-04 to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. We do not intend to early adopt ASU 2017-01 and do not expect the adoption of ASU 2017-01 to have a material impact on our consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU 2016-18"), which requires a statement of cash flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2016-18 is to be applied through a retrospective transition method to each period presented. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2016-18 to have a material impact on our consolidated statements of cash flows.
In October 2016, the FASB issued Accounting Standards Update No. 2016-17 ("ASU 2016-17") to amend Accounting Standards Update No. 2015-02 ("ASU 2015-02"), Consolidation (Topic 810): Amendments to the Consolidation Analysis, which addresses how a reporting entity that is the single decision maker of a variable interest entity ("VIE") should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Since we adopted ASU 2015-02 in fiscal 2017, ASU 2016-17 is to be applied retrospectively to all relevant prior periods beginning with the first quarter of fiscal 2017. We do not expect the adoption of ASU 2016-17 to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU 2016-15") which addresses eight cash flow classification issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. ASU 2016-15 is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2016-15 to have a material impact on our consolidated statements of cash flows.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13 ("ASU 2016-13") which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, and early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-13 is to be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the timing and the impact of adopting ASU 2016-13 on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09 ("ASU 2016-09") to simplify employee shared-based payment accounting. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU 2016-09 on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-07 ("ASU 2016-07") to eliminate the requirement to retroactively adopt the equity method of accounting for an investment that qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. ASU 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For an available-for-sale equity security that becomes qualified for the equity method of accounting, an entity is required to recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income (loss) at the date the investment becomes qualified for use of the equity method. ASU 2016-07 is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. ASU 2016-07 is to be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. We do not expect the adoption of ASU 2016-07 to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02 ("Topic 842") to amend lease accounting requirements and requires entities to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. Topic 842 will require significant additional disclosures about the amount, timing and uncertainty of cash flows from leases. Topic 842 is effective for fiscal years beginning after December 15, 2018 and interim periods within those years, and early adoption is permitted. Topic 842 is to be applied using a modified retrospective approach and includes a number of optional practical expedients that entities may elect to apply. We are currently evaluating the timing and the impact of adopting Topic 842 on our consolidated financial statements and expect that most of our operating lease commitments will be subject to Topic 842 and recognized as operating lease liabilities and right-of-use assets upon the adoption.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if we elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. ASU 2016-01 is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We are currently evaluating the impact of adopting ASU 2016-01 on our consolidated financial statements.
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

Topic 606 is required to be effective for us as of the first quarter of fiscal 2019. While we are allowed to early adopt as of the first quarter of fiscal 2018, we do not intend to early adopt Topic 606, and accordingly, we will adopt the new standard effective March 1, 2018. Topic 606 allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying Topic 606 recognized at the date of initial application. We are currently considering adopting using the full retrospective approach; however, our final decision will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
Currently, we are in the process of reviewing our historical contracts and evaluating the impact of Topic 606 on our accounting policies, processes and system requirements, and have assigned internal resources and engaged third-party service providers to assist in our evaluation. Furthermore, we will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard, there is the potential for significant changes to the pattern of revenue recognition for our arrangements resulting from, for example, the identification of performance obligations, inclusion of variable consideration in the transaction price, allocation of the transaction price based on relative standalone selling prices, timing of recognition, accounting for contract acquisition costs, among other areas, as well as the related financial statement disclosures. With respect to contract acquisition costs, we preliminarily believe that we will capitalize additional costs of obtaining the contract, including additional sales commissions, as the new cost guidance, as interpreted by the FASB Transition Resource Group for Revenue Recognition, requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained, provided we expect to recover the costs. Under our current accounting policy, we would only capitalize such costs if they are both incremental and directly related to acquiring the customer.
As we are in the initial stages of our evaluation of the impact of the new standard and the impact on our accounting policies across our multiple solutions, we do not know or cannot reasonably estimate quantitative information related to the impact of Topic 606 on our consolidated financial statements, including the effect on our operating results and our accounting for deferred commission balances, at this time.
2. Balance Sheet Information and Fair Value
Cash, Cash Equivalents and Marketable Securities
The following table summarizes our cash and cash equivalents by category (in thousands):

	As of February 28/29,
	2017	2016
Cash and cash equivalents:
Cash	$103,726	$60,252
Money market funds	16,468	58,402
	$120,194	$118,654
The following table summarizes our marketable securities by category (in thousands):

	As of February 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,597	$6	$(28)	$9,575
Corporate debt securities	41,822	11	(140)	41,693
Foreign government bonds	650	—	(1)	649
Mortgage-backed securities	3,324	—	(22)	3,302
U.S. government agency securities	12,707	1	(77)	12,631
U.S. government notes	12,092	2	(29)	12,065
	$80,192	$20	$(297)	$79,915

	As of February 29, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$4,717	$9	$(3)	$4,723
Corporate debt securities	19,135	11	(22)	19,124
Equity securities	3,095	380	—	3,475
Foreign government bonds	205	—	—	205
Mortgage-backed securities	2,341	—	(13)	2,328
U.S. government agency securities	2,242	6	(14)	2,234
U.S. government notes	4,279	26	—	4,305
	$36,014	$432	$(52)	$36,394
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For fiscal 2017, we realized gross gains of $1.1 million. For fiscal 2016 and 2015, we realized insignificant amounts of gross gains. For all periods presented, we realized insignificant amounts of gross losses. We reflect these gains and losses as a component of other expense, net in our consolidated statements of operations.
The following table presents gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of February 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$6,086	$(28)	$—	$—	$6,086	$(28)
Corporate debt securities	35,095	(140)	—	—	35,095	(140)
Foreign government bonds	650	(1)	—	—	650	(1)
Mortgage-backed securities	3,204	(22)	—	—	3,204	(22)
U.S. government agency securities	11,306	(65)	731	(12)	12,037	(77)
U.S. government notes	7,265	(29)	—	—	7,265	(29)
	$63,606	$(285)	$731	$(12)	$64,337	$(297)

	As of February 29, 2016
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$1,788	$(3)	$—	$—	$1,788	$(3)
Corporate debt securities	12,088	(22)	—	—	12,088	(22)
Mortgage-backed securities	1,746	(8)	385	(5)	2,131	(13)
U.S. government agency securities	887	(10)	622	(4)	1,509	(14)
	$16,509	$(43)	$1,007	$(9)	$17,516	$(52)
Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of February 28, 2017, we have recognized no other-than-temporary impairment loss. The following table classifies our marketable debt securities by contractual maturities (in thousands):

As of February 28, 2017
Due in 1 year	$21,501
Due in 1 year through 5 years	50,657
Due in 5 years through 10 years	3,583
Due after 10 years	4,174
$79,915
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
Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of February 28, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,468	$—	$—	$16,468
Marketable securities:
Asset-backed securities	$—	$9,575	$—	$9,575
Corporate debt securities	$—	$41,693	$—	$41,693
Foreign government bonds	$—	$649	$—	$649
Mortgage-backed securities	$—	$3,302	$—	$3,302
U.S. government agency securities	$—	$12,631	$—	$12,631
U.S. government notes	$—	$12,065	$—	$12,065
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$902	$902

	As of February 29, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$58,402	$—	$—	$58,402
Marketable securities:
Asset-backed securities	$—	$4,723	$—	$4,723
Corporate debt securities	$—	$19,124	$—	$19,124
Equity securities	$3,475	$—	$—	$3,475
Foreign government bonds	$—	$205	$—	$205
Mortgage-backed securities	$—	$2,328	$—	$2,328
U.S. government agency securities	$—	$2,234	$—	$2,234
U.S. government notes	$—	$4,305	$—	$4,305
Other accrued liabilities (current):
Contingent consideration liability	$—	$—	$1,160	$1,160
Other long-term liabilities:
Contingent consideration liability	$—	$—	$161	$161
The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 29, 2016	$1,321
Total remeasurement recognized in earnings	(419)
Balance as of February 28, 2017	$902
The contingent consideration remeasurement for fiscal 2017 was recognized within research and development expense in the consolidated statements of operations. Refer to Note 3 to the Consolidated Financial Statements for additional information.
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
We utilized an income approach to estimate the fair value and the inputs used are classified as Level 3 within the fair value hierarchy due to the significance of unobservable inputs using company-specific information. In fiscal 2016, we determined there was an impairment due to a decrease in the projected cash flows related to certain developed technologies and customer relationships. We recorded an impairment charge of $1.2 million associated with these assets, included as amortization expense within cost of revenue and sales and marketing expenses in the consolidated statements of operations. No impairment charges were recorded in fiscal 2017 and 2015.
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of February 28/29,
	2017	2016
Raw materials	$3,479	$2,459
Finished goods	2,878	3,659
Reserves	(510)	(470)
	$5,847	$5,648
Deferred Costs
Deferred costs consisted of the following (in thousands):

	As of February 28/29,
	2017	2016
Appliance	$39,474	$41,548
Commissions	20,409	17,414
	$59,883	$58,962
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of February 28/29,
	2017	2016
Land	$9,849	$9,578
Building	6,549	6,549
Computer hardware and software	32,850	26,450
Vehicles, machinery and equipment	4,797	4,711
Leasehold improvements	4,379	4,401
	58,424	51,689
Accumulated depreciation and amortization	(28,445)	(19,779)
	$29,979	$31,910
Depreciation and amortization expense related to property and equipment was $9.2 million, $7.7 million and $5.2 million for fiscal 2017, 2016 and 2015, respectively.
Other Investments
As of February 28, 2017 and February 29, 2016, we held approximately $1.8 million and $1.6 million, or approximately 23% and 24% ownership interest, respectively, in stock of a privately-held company that was accounted for under the equity method. We recognize our proportional share of earnings and losses of the investee in other expense, net in the statements of operations and adjust the carrying amount of our investment accordingly. For fiscal 2017 and 2016, our proportionate share of the investee’s losses was $0.3 million and $0.4 million, respectively. For fiscal 2015, our proportionate share of the investee’s earnings and losses was not material.

As of February 28, 2017 and February 29, 2016, we held approximately $2.3 million and $1.6 million, respectively, in stock of a privately-held company, which was accounted for under the cost method.
Other investments are classified in other non-current assets in the consolidated balance sheets and are reviewed periodically for impairment.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Available-for- Sale Investments	Total
Balance as of February 29, 2016	$(4,894)	$385	$(4,509)
Other comprehensive income (loss) before reclassifications	(60)	73	13
Amounts reclassified from accumulated other comprehensive income (loss)	—	(730)	(730)
Other comprehensive loss	(60)	(657)	(717)
Balance as of February 28, 2017	$(4,954)	$(272)	$(5,226)
3. Acquisitions
Fiscal 2017
Sookasa, Inc.
In March 2016, we acquired Sookasa, Inc. ("Sookasa"), a provider of encryption, security and compliance solutions for cloud-based integration partners. We acquired all of the outstanding equity interests of Sookasa for cash consideration of $0.3 million, which included the settlement of the outstanding indebtedness of Sookasa with SVB Financial Group, and the issuance of 10,000 shares of our common stock to SVB Financial Group in connection with such settlement. The total aggregate consideration, inclusive of cash, debt settlement and equity, was approximately $0.4 million, of which $0.4 million was allocated to goodwill. The goodwill is primarily attributable to the acquired assembled workforce and is not expected to be deductible for income tax purposes.
The results of operations of Sookasa, since the acquisition date, were not material to our consolidated results of operations for the fiscal year ended February 28, 2017. The following unaudited pro forma information presents the combined results of operations of Barracuda and Sookasa as if the acquisition had been completed on March 1, 2015, the beginning of the comparable prior annual reporting period. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Year Ended February 28/29,
	2017	2016
	(in thousands)
Pro forma revenue	$352,660	$320,411
Pro forma net income (loss)	$10,151	$(7,569)
Fiscal 2016
Intronis, Inc.
In October 2015, we acquired all outstanding equity interests of Intronis, a leader in providing data protection solutions to managed service providers. The acquisition expanded our channel reach with the addition of Intronis’ existing customer base and its purpose-built platform designed to streamline how managed service providers service the data protection needs of their end customers. The aggregate purchase consideration was $65.3 million in cash. During fiscal 2017, we made payments of $6.7 million related to amounts held back, at the acquisition date, for potential indemnification obligations of the equityholders of Intronis.
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

	Year Ended February 28/29,
	2016	2015
	(in thousands)
Pro forma revenue	$333,963	$295,738
Pro forma net loss	$(12,727)	$(67,665)
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

As of February 28, 2017, we estimated the fair value of the contingent consideration liability to be $0.2 million.
Fiscal 2015
C2C Systems Limited
In August 2014, we completed our acquisition of C2C Systems Limited ("C2C"), a provider of personal storage table file management, email archiving and information management solutions based in the United Kingdom, and were required to pay contingent consideration up to $4.9 million upon the attainment of certain billings levels and performance integration targets through August 2017. As of February 28, 2017 and February 29, 2016, we estimated the fair value of the contingent consideration liability to be $0.7 million and $1.2 million, respectively. In fiscal 2017, $0.5 million was recorded as a reduction of research and development expenses and, in fiscal 2016, $1.9 million was recorded as a reduction of research and development and sales and marketing expenses.
During the fourth quarter of fiscal 2017, as part of a legal settlement, an agreement was reached to resolve all potential amounts due, or which could become due, to the shareholders of C2C in connection with the acquisition, including obligations for the contingent consideration and the purchase consideration held back for potential indemnification claims. We agreed to pay approximately $1.25 million which would settle the contingent consideration liability of $0.7 million and the purchase consideration held back for potential indemnification claims of $0.5 million. All payments were made in March 2017. Refer to Note 9 to the Consolidated Financial Statements for additional information regarding the settlement of the C2C legal matter.
4. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 29, 2016	$69,595
Goodwill acquired	409
Effect of foreign exchange rates	(209)
Balance as of February 28, 2017	$69,795
As of February 28, 2017, no impairment of goodwill has been identified.
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of February 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,013	$(30,105)	$19,908
Customer relationships	19,736	(9,348)	10,388
Patents	2,999	(1,781)	1,218
Trade name	812	(375)	437
	$73,560	$(41,609)	$31,951

	As of February 29, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,082	$(25,643)	$24,439
Customer relationships	19,809	(7,313)	12,496
Patents	2,999	(1,295)	1,704
Trade name	812	(259)	553
	$73,702	$(34,510)	$39,192

Certain intangible assets were removed from the presentation above as they were fully amortized as of the periods presented above. In addition to the above, we maintain other intangible assets not subject to amortization of $0.2 million as of February 28, 2017 and February 29, 2016.
Amortization expense, including impairment charges, for fiscal 2017, 2016 and 2015 was $7.2 million, $5.6 million and $3.4 million, respectively.
As of February 28, 2017, amortization expense for intangible assets for each of the next five years is as follows: $6.9 million in fiscal 2018, $6.0 million in fiscal 2019, $5.8 million in fiscal 2020, $5.3 million in fiscal 2021, $4.9 million in fiscal 2022 and $3.1 million thereafter.
5. Stockholders’ Equity (Deficit)
Authorized Stock
We are authorized to issue 1,020,000,000 shares, consisting of 1,000,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. Our board of directors is authorized, without stockholder approval, except as required by the listing standards of the New York Stock Exchange, to issue additional shares of our capital stock.
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
Employee Stock Purchase Plan
Our ESPP allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are approximately six months in length and employees may purchase shares in each period at 85% of the lower of our fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of February 28, 2017, we had reserved 673,745 shares of our common stock for issuance under the ESPP and all such shares remain available for future issuance.
The following weighted-average input assumptions were used to estimate the fair value of ESPP grants:

	Year Ended February 28/29,
	2017	2016	2015
Expected volatility	40%	42%	—%
Expected term (in years)	0.50	0.50	0.00
Risk-free interest rate	0.41%	0.27%	—%
Dividend yield	—	—	—
Estimated fair value of stock options granted during the year	$5.25	$5.37	$—
Stock Option Plan and Restricted Stock Units
Our stock plans provide for the grant of stock options, stock appreciation rights, restricted stock and restricted stock units ("RSUs") to employees, directors and contractors. Options granted are exercisable for periods not to exceed 10 years. Options and RSUs granted typically vest over three or four years, contingent upon employment or service with us on the vesting date. The following table presents shares authorized and available for grant:

Shares Available for Grant
Balance at February 29, 2016	6,360,677
Authorized	2,346,083
Granted	(2,232,166)
Canceled/forfeited	1,113,224
Balance at February 28, 2017	7,587,818
The following weighted-average input assumptions were used to estimate the fair value of employee stock option grants:

	Year Ended February 28/29,
	2017	2016	2015
Expected volatility	44%	43%	45%
Expected term (in years)	6.21	6.25	6.25
Risk-free interest rate	1.52%	1.80%	1.87%
Dividend yield	—	—	—
Estimated fair value of stock options granted during the year	$7.95	$13.80	$13.98
The following table summarizes stock option activity under our plans:

	Options Outstanding
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)
Balance at February 29, 2016	4,208,201	$20.42
Granted	279,746	$20.04
Exercised	(622,848)	$12.52
Canceled/forfeited	(350,821)	$27.86
Balance at February 28, 2017	3,514,278	$21.05
As of February 28, 2017:
Vested and exercisable	2,580,061	$18.60	6.00	$19,423,229
Vested and expected to vest	3,435,251	$20.78	6.49	$21,317,808
During fiscal 2017, 2016 and 2015, the total grant-date fair value of stock options vested was $7.9 million, $10.5 million and $7.5 million, respectively. During fiscal 2017, 2016 and 2015, the aggregate intrinsic value of stock option awards exercised, which is measured as the difference between the exercise price and the value of our common stock at the date of exercise, was $5.1 million, $8.6 million and $33.1 million, respectively.
As of February 28, 2017, there was $9.2 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures, expected to be recognized over a weighted-average period of 1.92 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these options will be different from our expectations.
The following table summarizes RSU activity under our plan:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested at February 29, 2016	2,450,819	$25.38
Granted	1,952,420	$19.46
Vested	(882,851)	$23.18
Canceled/forfeited	(427,911)	$22.83
Unvested at February 28, 2017	3,092,477	$22.62
Expected to vest after February 28, 2017	2,719,152	$22.71
As of February 28, 2017, there was $49.0 million of unrecognized compensation cost related to unvested RSUs, net of forecasted forfeitures. This amount is expected to be recognized over a weighted-average period of 2.71 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these RSUs will be different from our expectations.
Total stock-based compensation expense has been classified as follows in the consolidated statements of operations (in thousands):

	Year Ended February 28//29,
	2017	2016	2015
Cost of revenue	$1,367	$1,062	$389
Research and development	11,651	8,247	4,410
Sales and marketing	8,074	6,566	3,811
General and administrative	11,613	12,971	8,448
	$32,705	$28,846	$17,058
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
The following table summarizes our common stock repurchases (in thousands, except per share data):

	Year Ended February 28//29,
	2017	2016	2015
Total number of shares repurchased	498	1,503	—
Dollar amount of shares repurchased	$7,596	$19,216	$—
Average price paid per share	$15.25	$12.79	$—
Remaining amount authorized as of the end of period	$23,188	$30,784	$—

6. Income Taxes
Income (loss) before income taxes consists of the following (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
United States	$12,276	$(7,792)	$(7,326)
Foreign	9,712	643	2,730
	$21,988	$(7,149)	$(4,596)
The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
Current:
Federal	$7,880	$2,519	$2,479
State	1,439	839	299
Foreign	792	507	863
	10,111	3,865	3,641
Deferred:
Federal	357	(2,707)	51,820
State	13	(850)	4,674
Foreign	1,272	(3,035)	2,767
	1,642	(6,592)	59,261
	$11,753	$(2,727)	$62,902
Deferred tax assets (liabilities) comprise the following (in thousands):

	As of February 28/29,
	2017	2016
Deferred tax assets:
Deferred revenue	$65,152	$63,357
Stock-based compensation	9,335	6,983
Accruals and other	5,228	4,606
Research and development credits	5,436	6,484
Net operating losses	9,424	12,705
Total deferred tax assets	94,575	94,135
Valuation allowance	(77,513)	(73,399)
Total deferred tax assets, net of valuation allowance	17,062	20,736
Deferred tax liabilities:
Depreciation and amortization	(12,642)	(14,954)
Prepaid expense and other	(1,372)	(1,151)
Deferred sales commission	(4,297)	(4,117)
Total deferred tax liabilities	(18,311)	(20,222)
Net deferred tax assets (liabilities)	$(1,249)	$514

The following is a reconciliation of the statutory federal income tax rate to our effective tax rate (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
Tax expense (benefit) at federal statutory rate	$7,696	$(2,502)	$(1,608)
State taxes, net of federal benefit	1,071	(363)	4,845
Non-deductible expenses	295	368	823
Stock-based compensation	1,241	2,134	520
Transaction costs	179	732	(1,454)
Change in valuation allowance	3,291	1,674	58,685
Foreign rate differential	941	(2,752)	2,730
Research and development credits	(1,995)	(2,482)	(1,792)
Domestic production activities deduction	(769)	(63)	—
Litigation settlements	—	584	—
Other	(197)	(57)	153
	$11,753	$(2,727)	$62,902
In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of deferred assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.
In fiscal 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowances until sufficient positive evidence exists to support its reversal. A valuation allowance of $77.5 million and $73.4 million is provided against our deferred tax assets as of February 28, 2017 and February 29, 2016, respectively, primarily related to temporary differences, foreign net operating losses, research credits and net operating losses acquired as part of our acquisitions. The net change in valuation allowance for the year ended February 28, 2017 was $4.1 million and primarily related to the change in the temporary differences.
Net excess tax benefits resulting from our equity compensation plans are recorded as an increase in stockholders’ equity and were $1.9 million, $3.8 million and $8.9 million in fiscal 2017, 2016 and 2015, respectively.
As of February 28, 2017, we had $15.9 million of federal and $6.8 million of state net operating loss carryforwards available. If not utilized, the federal net operating losses expire in various fiscal years ending between 2019 and 2035. The state net operating losses expire in various fiscal years ending between 2028 and 2035. We have foreign net operating losses of $9.9 million. Of these, $9.6 million of the net operating losses can be carried forward indefinitely. The remaining foreign net operating losses expire in various fiscal years, starting with fiscal 2019, if not utilized.
We had research and development credit carryforwards of $0.6 million, $6.5 million and $0.3 million for federal, California and other state income tax purposes, respectively. If not utilized, the federal research and development credit begins to expire in fiscal 2029 while the California credit can be carried forward indefinitely. If not utilized, other state research and development credit begins to expire in fiscal 2021. We have a California Enterprise Zone credit of $0.3 million, which will begin to expire in fiscal 2024, if not utilized.
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

As of February 28, 2017, we had $6.7 million of cumulative undistributed earnings of our foreign subsidiaries. Deferred tax liabilities have not been recognized for undistributed earnings of foreign subsidiaries because we intend to permanently reinvest such undistributed earnings outside the United States. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. Determination of the amount of an unrecognized deferred tax liability related to these earnings is not practicable.
Our total unrecognized tax benefits as of February 28, 2017, February 29, 2016 and February 28, 2015 were $10.0 million, $6.4 million and $5.3 million, respectively. Total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $5.1 million, $2.6 million and $4.3 million as of February 28, 2017, February 29, 2016 and February 28, 2015, respectively.
The following table summarizes the activity related to our gross unrecognized tax benefits (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
Balance at beginning of year	$6,388	$5,322	$4,980
Tax positions related to the current year:
Increases	3,879	1,841	1,050
Tax positions related to prior years:
Increases	—	231	58
Decreases	(34)	(4)	(53)
Settlements with taxing authorities:
Settlements	—	(710)	—
Releases—statute of limitations expired	(276)	(292)	(713)
Balance at the end of the year	$9,957	$6,388	$5,322
We recognize interest and/or penalties related to uncertain tax positions in income tax expense. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During fiscal 2017, 2016 and 2015, interest and penalties recorded in the consolidated statements of operations were $0.1 million, zero and $0.1 million, respectively. The amounts of accrued interest and penalties recorded on the consolidated balance sheets as of February 28, 2017 and February 29, 2016 were $0.9 million and $0.8 million, respectively. We do not believe there will be material changes in our unrecognized tax positions over the next 12 months. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change.
We file income tax returns in the U.S. federal jurisdiction, various states and certain foreign jurisdictions. The statute of limitations have not expired for audits of fiscal 2014 through 2017 and fiscal 2012 through 2017 in the U.S. federal and state jurisdictions, respectively, and for fiscal 2011 through 2017 in foreign jurisdictions. In fiscal 2017, we closed the tax audit of fiscal year 2015 by the Internal Revenue Service ("IRS") of the United States.
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
Revenue by geographic region is based on our customers' billing addresses and is presented as follows (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
North America	$264,607	$235,275	$201,724
United States	249,328	222,210	189,640
Other	15,279	13,065	12,084
Latin America	4,861	4,322	3,345
Asia-Pacific	20,845	18,772	18,158
EMEA	62,336	61,789	54,219
	$352,649	$320,158	$277,446
Revenue earned in any one foreign country did not exceed 10% of total revenue in fiscal 2017, 2016 and 2015.
Long-lived assets, excluding intercompany receivables, investments in subsidiaries, intangible assets and deferred tax assets, by geographic region are presented as follows (in thousands):

	As of February 28/29,
	2017	2016
United States	$59,096	$60,619
International	6,775	5,603
	$65,871	$66,222
8. Borrowings
Note Payable
We have a note payable with a financial institution which bears interest at 6.23% per annum. The estimated fair value of the note payable approximates its carrying value. The debt is repayable in equal monthly payments of principal and interest of $44,445, with a final payment of unpaid principal and interest in July 2017. Penalty interest of 0.0625% is due on default of payments, and prepayment of amounts owed are subject to a prepayment fee calculated as the greater of a) 1% of the principal being repaid and b) the present value of the future principal and interest payments less the principal repaid. Interest expense for fiscal 2017, 2016 and 2015 was $0.3 million, $0.3 million and $0.3 million, respectively, and was recorded in other expense, net of the consolidated statements of operations.
Future principal and interest payments for the note payable in fiscal 2018 are $4.2 million.
Credit Facility
We have a $25.0 million credit facility with Silicon Valley Bank ("SVB"), which was amended in fiscal 2017 to extend the expiration date to November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through February 28, 2017.
9. Commitments and Contingencies
Lease Arrangements
We lease facilities and equipment under non-cancelable operating lease arrangements with various expiration dates through fiscal 2021. Certain of these arrangements provide for free or escalating rent payment provisions and for options to renew, which could increase future minimum lease payments if exercised. We account for rent of our facilities on a straight-line basis over the respective lease terms. Rent expense was $3.8 million, $3.5 million and $3.1 million in fiscal 2017, 2016 and 2015, respectively.

Future minimum payments under our operating leases agreements are as follows (in thousands):

Fiscal Years Ending February 28/29:
2018	$3,197
2019	2,270
2020	1,316
2021	443
$7,226
Unrecognized Purchase Commitments
We have future unrecognized contractual obligations, primarily for purchase commitments of goods and services related to inventory, advertising and marketing, royalty and licensing arrangements and data center operations. Future minimum payments for these unrecognized purchase commitments are as follows (in thousands):

Fiscal Years Ending February 28/29:
2018	$26,123
2019	5,430
2020	1,377
$32,930
Intellectual Property Settlement
In fiscal 2016, we entered into an intellectual property settlement agreement (the "Agreement"), whereby we resolved all current and potential future claims between us and a third party relating to certain patents. Under the terms of the Agreement, we agreed to make future settlement payments in exchange for a license to the relevant patents and a covenant by the third party not to sue for any past or future infringement of such licensed patents. We accounted for the Agreement as a multiple-element arrangement and allocated the fair value of the consideration to the identifiable elements based on their estimated fair values. We determined that the primary benefit of the arrangement is avoided litigation costs and the release of any potential past claims. $2.3 million was allocated to the resolution of any past claims and recorded as a legal settlement charge within general and administrative expenses in fiscal 2016, while $1.4 million was ascribed to patent assets based on the estimated future economic benefits of the license acquired in the Agreement.
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
C2C Systems Limited
On April 18, 2016, R. David Hunt, as Seller Representative of the shareholders of C2C Systems Limited ("C2C"), filed a lawsuit against us in the Court of Chancery of the State of Delaware, for alleged breach of contract of the Share Purchase Agreement dated August 13, 2014, pursuant to which we acquired all of the assets and liabilities of C2C. On February 15,

2017, the parties entered into a settlement agreement in which we agreed to pay $1.25 million to the shareholders of C2C in exchange for a settlement of all claims under the Share Purchase Agreement. On February 17, 2017, the case was dismissed with prejudice. As such, the remeasurement of our contingent consideration liability was recognized within research and development expense in the consolidated statements of operations. Refer to Note 3 to the Consolidated Financial Statements for additional information.
On February 27, 2017, Realtime Data LLC filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204. We responded to the complaint on April 24, 2017. Given the early stage of the matter, we are unable to estimate a possible loss or range of possible loss, if any.
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
10. Employee Benefit Plan
Our 401(k) tax-deferred savings plan (the "401(k) Plan") permits eligible U.S. participants to make contributions by salary deduction pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participating employees may defer a portion of their pre-tax earnings, up to the IRS annual contribution limit, and we will match contributions up to a certain amount of each employee’s eligible earnings. We incurred 401(k) Plan contribution expenses of $1.3 million, $1.2 million and $1.0 million in fiscal 2017, 2016 and 2015, respectively.
11. Other Expense, Net
The components of other expense, net, are presented as follows (in thousands):

	Year Ended February 28/29,
	2017	2016	2015
Interest and miscellaneous income	$468	$344	$579
Interest expense	(285)	(308)	(417)
Foreign currency exchange losses, net	(798)	(14)	(3,558)
Other	545	(284)	(278)
	$(70)	$(262)	$(3,674)
12. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share available to common stockholders is computed by using the weighted-average number of common shares outstanding, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and RSUs using the treasury stock method. For periods in which there was a net loss, the number of shares used in the computation of diluted net loss per share was the same as that used for the computation of basic net loss per share, as the inclusion of dilutive common shares would be anti-dilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Year Ended February 28/29,
	2017	2016	2015
Net income (loss)	$10,235	$(4,422)	$(67,498)
Weighted-average shares used to compute net income (loss) per share, basic	52,456	53,070	51,898
Dilutive shares from stock options and RSUs	1,116	—	—
Weighted-average shares used to compute net income (loss) per share, diluted	53,572	53,070	51,898
Net income (loss) per share, basic	$0.20	$(0.08)	$(1.30)
Net income (loss) per share, diluted	$0.19	$(0.08)	$(1.30)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of February 28, 2017. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of February 28, 2017, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of February 28, 2017 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for "emerging growth companies."
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year.
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
Item 11. Executive Compensation
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to our Definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of our 2017 fiscal year.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Documents filed as part of this Annual Report on Form 10-K are as follows:

1.	Consolidated Financial Statements
Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Year Ended February 28/29,
	2017	2016	2015
	(in thousands)
Allowance for doubtful accounts:
Beginning balance	$2,018	$1,531	$2,134
Charged to costs and expenses	839	586	289
Bad debt write-offs	—	(99)	(892)
Ending balance	$2,857	$2,018	$1,531

Sales return reserve:
Beginning balance	$2,026	$1,849	$1,862
Charged to deferred revenue	22,162	25,340	18,151
Sales returns	(22,373)	(25,163)	(18,164)
Ending balance	$1,815	$2,026	$1,849
All other schedules have been omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

3.	Exhibits
See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2017.

BARRACUDA NETWORKS, INC.

By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer
POWER OF ATTORNEY
Each person whose signature appears below constitutes and appoints William D. Jenkins, Jr. and Dustin Driggs, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William D. Jenkins, Jr.	Chief Executive Officer and Director	May 12, 2017
William D. Jenkins, Jr.	(Principal Executive Officer)

/s/ Dustin Driggs	Chief Financial Officer	May 12, 2017
Dustin Driggs	(Principal Accounting and Financial Officer)

/s/ Jeffry R. Allen	Lead Independent Director	May 12, 2017
Jeffry R. Allen

/s/ Chet Kapoor	Director	May 12, 2017
Chet Kapoor

/s/ John H. Kispert	Director	May 12, 2017
John H. Kispert

/s/ Stephen P. Mullaney	Director	May 12, 2017
Stephen P. Mullaney

/s/ Michael D. Perone	Director	May 12, 2017
Michael D. Perone

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1+	Agreement and Plan of Merger by and among Barracuda Networks, Inc., Sookasa Inc. and S Acquisition Corp., dated as of March 16, 2016.	8-K	001-36162	2.1	March 23, 2016
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36162	3.1	January 13, 2014
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36162	3.2	January 13, 2014
4.1	Amended and Restated Investors’ Rights Agreement dated as of October 3, 2012, between the registrant and the other parties thereto.	S-1	333-191510	4.1	October 1, 2013
4.2	Specimen common stock certificate of the registrant.	S-1/A	333-191510	4.2	October 11, 2013
4.3	2015 Employee Stock Purchase Plan and form of agreement thereunder.	S-8	333-206689	4.3	August 31, 2015
10.1	Form of Indemnification Agreement between the registrant and its directors and officers.	S-1	333-191510	10.1	October 1, 2013
10.2	2004 Stock Option Plan, and form of agreements thereunder.	S-1	333-191510	10.2	October 1, 2013
10.3	2012 Equity Incentive Plan, as amended, and form of agreements thereunder.	S-1/A	333-191510	10.3	October 23, 2013
10.4	SignNow 2011 Equity Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.4	October 1, 2013
10.5	Purewire, Inc. 2008 Stock Incentive Plan, form of agreements thereunder.	S-1	333-191510	10.5	October 1, 2013
10.6	Offer Letter, between the registrant and William D. Jenkins, Jr., dated June 7, 2013.	S-1	333-191510	10.6	October 1, 2013
10.7	Offer Letter, between the registrant and Michael D. Perone, dated July 24, 2013.	S-1	333-191510	10.8	October 1, 2013
10.8	Offer Letter, between the registrant and Diane C. Honda, dated September 13, 2012.	S-1	333-191510	10.9	October 1, 2013
10.9	Offer Letter, between the registrant and Michael D. Hughes, dated August 25, 2012.	S-1	333-191510	10.10	October 1, 2013
10.10	Offer Letter, between the registrant and Zachary S. Levow, dated July 24, 2013.	S-1	333-191510	10.11	October 1, 2013
10.11	Purchase and Sale Agreement and Escrow Instructions dated as of July 31, 2011, between the registrant and Bryan Family Partnership II, Ltd.	S-1	333-191510	10.12	October 1, 2013
10.12	Credit Agreement dated as of October 3, 2012, between the registrant and Silicon Valley Bank.	S-1	333-191510	10.13	October 1, 2013
10.13	Lease dated as of June 19, 2013, between the registrant and M West Propco XVII, LLC.	S-1	333-191510	10.14	October 1, 2013
10.14	Lease dated as of May 24, 2012, between the registrant and 317 Maynard LLC.	S-1	333-191510	10.17	October 1, 2013
10.15	Summary of 2014 Executive Bonus Plan.	S-1/A	333-191510	10.19	October 11, 2013
10.16	Second Amendment Agreement, dated as of January 23, 2015, between Barracuda Networks, Inc. and Silicon Valley Bank.	8-K	001-36162	10.1	January 29, 2015
10.17	Transition Services Agreement, between the Company and David Faugno, dated July 29, 2016.	8-K	001-36162	10.1	August 3, 2016

Exhibit Number		Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
10.18	Offer Letter, between the registrant and Dustin Driggs, dated July 16, 2013.
21.1	List of subsidiaries of registrant.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dustin Driggs, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of William D. Jenkins, Jr., Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Dustin Driggs, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

*
The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.