Form 10-Q
period 2017-05-31
BARRACUDA NETWORKS INC
filed 2017-07-10
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock outstanding as of June 30, 2017 was 52,968,233.

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
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of May 31, 2017	As of February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$126,676	$120,194
Marketable securities	80,660	79,915
Accounts receivable, net of allowance for doubtful accounts of $2,984 and $2,857 as of May 31, 2017 and February 28, 2017, respectively	39,654	40,560
Inventories, net	6,443	5,847
Prepaid income taxes	1,436	11,050
Deferred costs	33,403	32,598
Other current assets	7,938	5,245
Total current assets	296,210	295,409
Property and equipment, net	32,060	29,979
Deferred costs, non-current	28,780	27,285
Deferred income taxes, non-current	1,275	1,554
Other non-current assets	10,166	8,607
Intangible assets, net	30,418	32,145
Goodwill	70,199	69,795
Total assets	$469,108	$464,774
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,524	$11,439
Accrued payroll and related benefits	12,943	13,593
Other accrued liabilities	12,314	12,942
Deferred revenue	241,464	239,796
Note payable	4,044	4,115
Total current liabilities	283,289	281,885
Long-term liabilities:
Deferred revenue, non-current	166,060	167,286
Deferred income taxes, non-current	2,938	2,803
Other long-term liabilities	6,425	6,377
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of May 31, 2017 and February 28, 2017, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 52,811,301 and 52,897,128 shares issued and outstanding as of May 31, 2017 and February 28, 2017, respectively	53	53
Additional paid-in capital	375,679	370,745
Accumulated other comprehensive loss	(4,239)	(5,226)
Accumulated deficit	(361,097)	(359,149)
Total stockholders’ equity	10,396	6,423
Total liabilities and stockholders’ equity	$469,108	$464,774
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended May 31,
	2017	2016
Revenue:
Appliance	$20,265	$21,333
Subscription	73,914	65,321
Total revenue	94,179	86,654
Cost of revenue	23,648	20,241
Gross profit	70,531	66,413
Operating expenses:
Research and development	19,356	19,207
Sales and marketing	36,220	31,330
General and administrative	10,944	10,772
Total operating expenses	66,520	61,309
Income from operations	4,011	5,104
Other income, net	1,184	990
Income before income taxes	5,195	6,094
Provision for income taxes	(2,523)	(3,310)
Net income (Note 9)	$2,672	$2,784
Net income per share:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted-average shares used to compute net income per share:
Basic	52,875	52,285
Diluted	54,329	52,854
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2017	2016
Net income	$2,672	$2,784
Other comprehensive income, net of tax:
Change in net foreign currency translation adjustment	901	334
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0 and $0)	81	610
Less: reclassification adjustment for net gains (losses) included in net income (net of tax effect of $(2) and $147)	5	(273)
Net change	86	337
Other comprehensive income	987	671
Comprehensive income	$3,659	$3,455
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended May 31,
	2017	2016
Operating activities
Net income	$2,672	$2,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	4,216	4,281
Stock-based compensation expense	7,383	7,937
Excess tax benefits from equity compensation plans	—	(141)
Deferred income taxes	652	261
Other	(511)	(225)
Changes in operating assets and liabilities:
Accounts receivable, net	872	1,015
Inventories, net	(666)	(363)
Income taxes, net	9,356	1,452
Deferred costs	(1,424)	(26)
Other assets	(4,211)	(1,646)
Accounts payable	1,320	(3,283)
Accrued payroll and related benefits	(1,262)	69
Other liabilities	351	(255)
Deferred revenue	1,461	277
Net cash provided by operating activities	20,209	12,137
Investing activities
Purchases of marketable securities	(10,809)	(11,572)
Proceeds from the sale of marketable securities	4,784	5,351
Proceeds from the maturity of marketable securities	5,257	3,831
Purchases of non-marketable investments	—	(636)
Purchases of property and equipment	(4,737)	(1,949)
Business combinations, net of cash acquired	(506)	(183)
Payments for the sale of net liabilities	(250)	—
Net cash used in investing activities	(6,261)	(5,158)
Financing activities
Proceeds from issuance of common stock	1,313	3,031
Taxes paid related to net share settlement of equity awards	(1,866)	(1,554)
Excess tax benefits from equity compensation plans	—	141
Employee loans extended, net of repayment	30	(34)
Repayment of note payable	(71)	(67)
Repurchases of common stock	(6,546)	(280)
Payments of acquisition-related liabilities	(742)	—
Net cash provided by (used in) financing activities	(7,882)	1,237
Effect of exchange rate changes	428	135
Net increase in cash, cash equivalents and restricted cash	6,494	8,351
Cash, cash equivalents and restricted cash at beginning of period	120,837	119,333
Cash, cash equivalents and restricted cash at end of period	$127,331	$127,684
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
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis, including those related to the fair values of stock-based awards, taxes and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates and such differences could be material to our condensed consolidated financial position and results of operations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three months ended May 31, 2017 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2017 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
The accompanying unaudited condensed consolidated financial statements include the accounts of Barracuda Networks, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited financial statements and related footnotes included in our most recent Annual Report on Form 10-K. There have been no material changes in our significant accounting policies from those that were disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets. We recorded net gains resulting from foreign exchange transactions of $1.0 million and $0.5 million for the three months ended May 31, 2017 and 2016, respectively, which were reflected as a component of other income, net in our condensed consolidated statements of income.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of May 31, 2017 and February 28, 2017 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gains (losses) in other income, net in our condensed consolidated statements of income.

Recently Adopted Accounting Pronouncements
On March 1, 2017, we adopted Accounting Standards Update No. 2016-09 ("ASU 2016-09"), which simplifies several aspects of employee share-based payment accounting. The impact of the adoption on our condensed consolidated financial statements was as follows:

•
Forfeitures: Under the new standard, we can make an accounting policy election to either estimate the number of share-based awards that are expected to vest or account for forfeitures when they occur. We elected to account for forfeitures when they occur and adopted this change on a modified retrospective basis. As a result, we recorded the cumulative effect of the change as a $0.4 million increase to the March 1, 2017 opening accumulated deficit balance on our condensed consolidated balance sheets.

•
Income tax accounting: The standard eliminates additional paid-in-capital ("APIC") pools and requires excess tax benefits and tax deficiencies on share-based awards to be recognized in the statement of income prospectively when share-based awards vest or are settled. The standard also requires excess tax benefits to be recognized regardless of whether the benefit reduces taxes payable. We adopted the guidance related to the timing of previously unrecognized excess tax benefits, which resulted in no impact to the March 1, 2017 opening accumulated deficit balance on our condensed consolidated balance sheets.

•
Net income per share: Because excess tax benefits are no longer recognized in APIC, the assumed proceeds from applying the treasury stock method when calculating dilutive shares was amended to exclude the amount of excess tax benefits that would be recognized upon exercise or vesting of such awards. As a result, this reduces the assumed shares to be repurchased under the treasury stock method, thereby increasing the amount of dilutive shares used to compute earnings per share. We adopted the guidance related to the exclusion of excess tax benefits in calculating net income per share on a prospective basis.

•
Cash flow presentation of excess tax benefits: Prior to the new standard, we were required to present excess tax benefits on share-based awards as a cash inflow from financing activities with a corresponding cash outflow from operating activities. The new standard required that these excess tax benefits be classified as an operating activity. We elected to adopt the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a prospective basis, while the prior period presented has not been adjusted.

In January 2017, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update No. 2017-04 ("ASU 2017-04"), which eliminates Step 2 from the goodwill impairment test. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We early adopted ASU 2017-04 for impairment tests to be performed on testing dates after January 1, 2017, which did not impact our condensed consolidated financial statements.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU 2016-18"), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. We early adopted ASU 2016-18 retrospectively, effective March 1, 2017. Net cash flows for the three months ended May 31, 2016 did not significantly change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our condensed consolidated statements of cash flows.
Recent Accounting Pronouncements
In May 2017, the FASB issued Accounting Standards Update No. 2017-09 ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. ASU 2017-09 is to be applied on a prospective basis to an award modified on or after the adoption date. We do not intend to early adopt ASU 2017-09 and do not expect the adoption of ASU 2017-09 to have a material impact on our condensed consolidated financial statements.

In March 2017, the FASB issued Accounting Standards Update No. 2017-08 ("ASU 2017-08"), which shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date. ASU 2017-08 is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. ASU 2017-08 is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the timing of adoption and do not expect the adoption of ASU 2017-08 to have a material impact on our condensed consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01 ("ASU 2017-01"), which clarifies the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted for transactions which occur before the issuance or effective date of the amendments, only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. ASU 2017-01 is to be applied on a prospective basis. We do not intend to early adopt ASU 2017-01 and do not expect the adoption of ASU 2017-01 to have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15 ("ASU 2016-15") which addresses eight cash flow classification issues. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Early adoption requires the adoption of all the amendments in the same period. ASU 2016-15 is to be applied through a retrospective transition method to each period presented. If it is impracticable to apply retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. We do not intend to early adopt ASU 2016-15 and do not expect the adoption of ASU 2016-15 to have a material impact on our condensed consolidated statements of cash flows.
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
Topic 606 is required to be effective for us on March 1, 2018. Topic 606 allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying Topic 606 recognized at the date of initial application. We are currently considering adopting using the full retrospective approach; however, our final decision will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
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
As we are in the initial stages of our evaluation of the impact of the new standard and the impact on our accounting policies across our multiple solutions, we do not know or cannot reasonably estimate quantitative information related to the impact of Topic 606 on our condensed consolidated financial statements, including the effect on our operating results and our accounting for deferred commission balances, at this time.
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table summarizes our cash, cash equivalents and restricted cash by category (in thousands):

	As of May 31, 2017	As of February 28, 2017
Cash and cash equivalents:
Cash	$110,520	$103,726
Money market funds	16,156	16,468
Other non-current assets:
Restricted cash	655	643
	$127,331	$120,837
Restricted cash is primarily related to customs obligations and letters of credit associated with our leases.
Marketable Securities

The following tables summarize our marketable securities by category (in thousands):

	As of May 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,888	$9	$(17)	$9,880
Corporate debt securities	42,864	16	(131)	42,749
Foreign government bonds	650	2	—	652
Mortgage-backed securities	3,647	1	(11)	3,637
U.S. government agency securities	13,822	8	(47)	13,783
U.S. government notes	9,980	3	(24)	9,959
	$80,851	$39	$(230)	$80,660

	As of February 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,597	$6	$(28)	$9,575
Corporate debt securities	41,822	11	(140)	41,693
Foreign government bonds	650	—	(1)	649
Mortgage-backed securities	3,324	—	(22)	3,302
U.S. government agency securities	12,707	1	(77)	12,631
U.S. government notes	12,092	2	(29)	12,065
	$80,192	$20	$(297)	$79,915
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three months ended May 31, 2017, realized gross gains and losses were insignificant. For the three months ended May 31, 2016, we realized gross gains of $0.4 million and an insignificant amount of gross losses. We reflect these gains and losses as a component of other income, net in our condensed consolidated statements of income.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of May 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$5,742	$(17)	$—	$—	$5,742	$(17)
Corporate debt securities	36,102	(131)	—	—	36,102	(131)
Mortgage-backed securities	2,932	(11)	—	—	2,932	(11)
U.S. government agency securities	10,246	(39)	1,734	(8)	11,980	(47)
U.S. government notes	6,115	(24)	—	—	6,115	(24)
	$61,137	$(222)	$1,734	$(8)	$62,871	$(230)

	As of February 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$6,086	$(28)	$—	$—	$6,086	$(28)
Corporate debt securities	35,095	(140)	—	—	35,095	(140)
Foreign government bonds	650	(1)	—	—	650	(1)
Mortgage-backed securities	3,204	(22)	—	—	3,204	(22)
U.S. government agency securities	11,306	(65)	731	(12)	12,037	(77)
U.S. government notes	7,265	(29)	—	—	7,265	(29)
	$63,606	$(285)	$731	$(12)	$64,337	$(297)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of May 31, 2017, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of May 31, 2017
Due in 1 year	$22,494
Due in 1 year through 5 years	50,336
Due in 5 years through 10 years	3,455
Due after 10 years	4,375
$80,660
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

Financial assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of May 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,156	$—	$—	$16,156
Marketable securities:
Asset-backed securities	$—	$9,880	$—	$9,880
Corporate debt securities	$—	$42,749	$—	$42,749
Foreign government bonds	$—	$652	$—	$652
Mortgage-backed securities	$—	$3,637	$—	$3,637
U.S. government agency securities	$—	$13,783	$—	$13,783
U.S. government notes	$—	$9,959	$—	$9,959

	As of February 28, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,468	$—	$—	$16,468
Marketable securities:
Asset-backed securities	$—	$9,575	$—	$9,575
Corporate debt securities	$—	$41,693	$—	$41,693
Foreign government bonds	$—	$649	$—	$649
Mortgage-backed securities	$—	$3,302	$—	$3,302
U.S. government agency securities	$—	$12,631	$—	$12,631
U.S. government notes	$—	$12,065	$—	$12,065
Other accrued liabilities (current):
Contingent consideration	$—	$—	$902	$902
The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 28, 2017	$902
Total remeasurement recognized in earnings	(160)
Settlements	(742)
Balance as of May 31, 2017	$—
For the three months ended May 31, 2017, the contingent consideration remeasurement was recognized within research and development expense in our condensed consolidated statements of income.
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of May 31, 2017	As of February 28, 2017
Raw materials	$4,229	$3,479
Finished goods	2,681	2,878
Reserves	(467)	(510)
	$6,443	$5,847
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of May 31, 2017	As of February 28, 2017
Appliance	$39,856	$39,474
Commissions	22,327	20,409
	$62,183	$59,883
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of May 31, 2017	As of February 28, 2017
Land	$9,849	$9,849
Building	6,549	6,549
Computer hardware and software	37,396	32,850
Vehicles, machinery and equipment	4,756	4,797
Leasehold improvements	4,432	4,379
	62,982	58,424
Accumulated depreciation and amortization	(30,922)	(28,445)
	$32,060	$29,979
Depreciation and amortization expense related to property and equipment was $2.5 million and $2.4 million for the three months ended May 31, 2017 and 2016, respectively.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2017	$(4,954)	$(272)	$(5,226)
Other comprehensive income before reclassifications	901	81	982
Amounts reclassified from AOCI	—	5	5
Other comprehensive income	901	86	987
Balance as of May 31, 2017	$(4,053)	$(186)	$(4,239)
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2017	$69,795
Effect of foreign exchange rates	404
Balance as of May 31, 2017	$70,199

Intangible assets subject to amortization are summarized as follows (in thousands):

	As of May 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,146	$(31,357)	$18,789
Customer relationships	19,876	(9,962)	9,914
Patents	2,999	(1,886)	1,113
Trade name	812	(404)	408
	$73,833	$(43,609)	$30,224

	As of February 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,013	$(30,105)	$19,908
Customer relationships	19,736	(9,348)	10,388
Patents	2,999	(1,781)	1,218
Trade name	812	(375)	437
	$73,560	$(41,609)	$31,951
Certain intangible assets were removed as they were fully amortized as of the periods presented above. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of May 31, 2017 and February 28, 2017.
Amortization expense, including impairment charges, was $1.7 million and $1.9 million for the three months ended May 31, 2017 and 2016, respectively.
As of May 31, 2017, amortization expense for intangible assets in future periods was as follows: $5.2 million for the remainder of fiscal 2018, $6.0 million for fiscal 2019, $5.8 million for fiscal 2020, $5.3 million for fiscal 2021, $4.9 million for fiscal 2022 and $3.0 million thereafter.
4. Stockholders’ Equity
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in our condensed consolidated statements of income (in thousands):

	Three Months Ended May 31,
	2017	2016
Cost of revenue	$426	$298
Research and development	2,687	2,464
Sales and marketing	2,134	1,848
General and administrative	2,136	3,327
	$7,383	$7,937
As of May 31, 2017, there was $8.2 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 1.72 years, and $65.4 million of unrecognized compensation cost related to unvested restricted stock units ("RSUs"), expected to be recognized over a weighted-average period of 2.86 years.
Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of May 31, 2017, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 634,746 shares remain available for future issuance.
Stock Repurchase Program
In September 2015, our board of directors authorized a stock repurchase program to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017.
The following table summarizes our common stock repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended May 31,
	2017	2016
Total number of shares repurchased	331	18
Dollar amount of shares repurchased	$6,546	$280
Average price paid per share	$19.75	$15.91
Remaining amount authorized as of the period end	$16,642	$30,504
5. Income Taxes
For the three months ended May 31, 2017 and 2016, we recorded an income tax provision of $2.5 million and $3.3 million, respectively.
We maintain a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended May 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
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
Revenue by geographic region is based on our customers' billing addresses and is presented as follows (in thousands):

	Three Months Ended May 31,
	2017	2016
North America	$70,187	$65,097
United States	66,262	61,593
Other	3,925	3,504
Latin America	1,317	1,125
Asia-Pacific	5,922	5,049
EMEA	16,753	15,383
	$94,179	$86,654

7. Borrowings
Credit Facility
We have a $25.0 million credit facility with Silicon Valley Bank ("SVB"), which was amended in fiscal 2017 to extend the expiration date to November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through May 31, 2017.
8. Commitments and Contingencies
Legal Matters
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204. On June 2, 2017, we filed a motion to dismiss for improper venue, and on July 5, 2017, Realtime Data filed a second lawsuit related to the same patents and products in the United States District Court for the District of Delaware. Given the early stage of the matter, we are unable to estimate a possible loss or range of possible loss, if any.
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
9. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended May 31,
	2017	2016
Net income	$2,672	$2,784
Weighted-average shares used to compute net income per share, basic	52,875	52,285
Dilutive shares from stock options and RSUs	1,454	569
Weighted-average shares used to compute net income per share, diluted	54,329	52,854
Net income per share, basic	$0.05	$0.05
Net income per share, diluted	$0.05	$0.05

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
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
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates and our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Renewal rates from subscriptions, on a dollars basis, were 90% and 93% for the three months ended May 31, 2017 and 2016, respectively. Subscription annual recurring revenue, which represent the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, were $293.5 million and $263.2 million for the three months ended May 31, 2017 and 2016, respectively.
The growth of our business and our future success depend on many factors, including our ability to continue to expand our customer base, pursue cross-sale opportunities and grow revenues from our existing customer base, expand our distribution channels, particularly internationally, continue to develop new solutions to promptly respond to our customers’ needs and successfully integrate acquisitions into our business. In aligning our investments, product portfolio and routes to market to address our customers' growing adoption of public cloud, software-as-a-service ("SaaS") and managed service IT deployment models, we provide a security platform that spans email, management, network and application security as well as data protection, all of which can be deployed and centrally managed across diverse and distributed architectures. As our existing customers’ IT buying needs evolve, or as our customers realize the benefits of the solutions that they previously purchased, our platform provides us an opportunity to cross-sell additional solutions. To support our cross-sell efforts, we intend to continue adding higher touch sales and marketing field resources to liaise with our channel partners as we continue to grow our sales both domestically and internationally. We expect that our continued investment in resources to expand our cross-sell efforts to existing customers will result in longer-term revenue growth opportunities.
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

Other Income, Net
Other income, net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash, cash equivalents and marketable securities, as well as realized gains and losses from our marketable securities portfolio. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
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
Results of Operations
Comparison of the Three Months Ended May 31, 2017 and 2016
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended May 31,
	2017	% of Total Revenue	2016	% of Total Revenue	Change
Revenue:
Appliance	$20,265	22%	$21,333	25%	$(1,068)
Subscription	73,914	78	65,321	75	8,593
Total revenue	94,179	100	86,654	100	7,525
Cost of revenue	23,648	25	20,241	23	3,407
Gross profit	70,531	75	66,413	77	4,118
Operating expenses:
Research and development	19,356	21	19,207	22	149
Sales and marketing	36,220	38	31,330	36	4,890
General and administrative	10,944	12	10,772	13	172
Total operating expenses	66,520	71	61,309	71	5,211
Income from operations	4,011	4	5,104	6	(1,093)
Other income, net	1,184	2	990	1	194
Income before income taxes	5,195	6	6,094	7	(899)
Provision for income taxes	(2,523)	(3)	(3,310)	(4)	787
Net income	$2,672	3%	$2,784	3%	$(112)
Revenue
Total revenue increased $7.5 million, or 9%, for the three months ended May 31, 2017 compared to the three months ended May 31, 2016. Subscription revenue increased by $8.6 million, or 13%, for the three months ended May 31, 2017 compared to the three months ended May 31, 2016, primarily driven by an increase in active subscribers during the period of 48,722, or 17%, from 286,602 active subscribers as of May 31, 2016 to 335,324 active subscribers as of May 31, 2017. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $1.1 million, or 5%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $3.4 million, or 17%, for the three months ended May 31, 2017 compared to the three months ended May 31, 2016 commensurate with the increase in total revenue for the comparable period. Gross margin decreased from 77% for the three months ended May 31, 2016 to 75% for the three months ended May 31, 2017, primarily due to product mix shifts and increases of $1.7 million in warranty costs, $0.6 million in service delivery costs, $0.6 million in royalty costs and $0.5 million in compensation and personnel costs. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses on a dollar basis remained relatively consistent for the three months ended May 31, 2017 compared to the three months ended May 31, 2016.
Sales and marketing expenses increased $4.9 million, or 16%, for the three months ended May 31, 2017 compared to the three months ended May 31, 2016, primarily due to increases of $2.1 million in compensation and personnel costs, primarily attributable to additional headcount and sales commission attainment, $2.0 million in marketing and channel partner program expenses, primarily attributable to higher search engine marketing and advertising spend, $0.6 million in travel and other related costs and $0.3 million in stock-based compensation expense. As a percentage of total revenue, sales and marketing expenses increased for the comparable period primarily due to the timing and nature of marketing campaigns.
General and administrative expenses on a dollar basis remained relatively consistent for the three months ended May 31, 2017 compared to the three months ended May 31, 2016, primarily due to a $1.7 million charge for indirect tax costs, partially offset by a decrease of $1.2 million in stock-based compensation expense and a gain of $0.4 million from the sale of net liabilities related to our CudaCam product offerings.
Other Income, Net
The change in other income, net was primarily due to an increase in net foreign exchange gains and interest income during the three months ended May 31, 2017 compared to the three months ended May 31, 2016.
Provision for Income Taxes
We recorded an income tax provision of $2.5 million for the three months ended May 31, 2017. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended May 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended May 31, 2016, we recorded an income tax provision of $3.3 million.
Liquidity and Capital Resources

	Three Months Ended May 31,
	2017	2016

	(in thousands)
Net cash provided by operating activities	$20,209	$12,137
Net cash used in investing activities	$(6,261)	$(5,158)
Net cash provided by (used in) financing activities	$(7,882)	$1,237
As of May 31, 2017, we had cash and cash equivalents of $126.7 million, of which approximately $12.8 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $80.7 million as of May 31, 2017. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Our $25.0 million credit facility with Silicon Valley Bank (“SVB”) expires in November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through May 31, 2017.
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
In addition, as described in the section "Legal Proceedings" included in Part II, Item 1 of this Quarterly Report on Form 10-Q, we are currently involved in ongoing litigation. Any adverse settlements or judgments in any litigation could have a material adverse impact on our results of operations, cash balances and cash flows in the period in which such events occur.
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

For the three months ended May 31, 2017, operating activities provided $20.2 million in cash primarily due to non-cash charges of $11.6 million related to stock-based compensation, depreciation and amortization expenses, a positive change of $5.8 million in our net operating assets and liabilities and our consolidated net income of $2.7 million.
For the three months ended May 31, 2016, operating activities provided $12.1 million in cash primarily due to non-cash charges of $12.2 million related to stock-based compensation, depreciation and amortization expenses and our consolidated net income of $2.8 million, partially offset by a negative change of $2.8 million in our net operating assets and liabilities.
Investing Activities
Our investing activities have generally consisted of transactions related to marketable and non-marketable securities, purchases of property and equipment and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.
Cash used in investing activities of $6.3 million in the three months ended May 31, 2017 was primarily related to purchases of marketable securities of $10.8 million and property and equipment of $4.7 million as well as payments related to an acquisition and the sale of net liabilities of $0.8 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $10.0 million.
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
For the three months ended May 31, 2017, financing activities used $7.9 million in cash primarily related to repurchases of our common stock of $6.5 million, tax payments related to $1.9 million of net share settlements of equity awards and payments related to contingent considerations of $0.7 million, partially offset by proceeds from stock option exercises of $1.3 million.
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

	Three Months Ended May 31,
	2017	2016
Gross billings	$105,224	$98,201
Year-over-year percentage change	7%
Year-over-year percentage change on a constant currency basis (1)	9%
Adjusted EBITDA (2)	$16,529	$17,714
Adjusted EBITDA as a percentage of total revenue	18%	20%
Free cash flow (2)	$15,472	$10,188
Free cash flow as a percentage of total revenue	16%	12%
Active subscribers at period end	335,324	286,602
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2016, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

(2)
Beginning in the third quarter of fiscal 2017, we modified our reporting practices and our historical presentation of adjusted EBIDTA by no longer adjusting for changes in deferred revenue and associated deferred costs. Additionally, we have modified our historical presentation of adjusted free cash flow and will no longer adjust free cash flow for cash payment impact of acquisition and other charges. Refer to the "Acquisition and Other Charges" section below for additional details. These changes do not impact our current and historical presentation of GAAP results. Prior period information has been recast to conform to the adjusted calculations.

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
The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended May 31,
	2017	2016
Total revenue	$94,179	$86,654
Total deferred revenue, end of period	407,524	393,072
Less: total deferred revenue, beginning of period	(407,082)	(392,774)
Add: deferred revenue adjustments	10,603	11,249
Total change in deferred revenue and adjustments	11,045	11,547
Gross billings	$105,224	$98,201
Year-over-year percentage change	7%
Year-over-year percentage change on a constant currency basis (1)	9%
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the rates in effect at May 31, 2016, which was the last day of our prior fiscal year’s comparable quarter, were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.
In the three months ended May 31, 2017, gross billings increased 7% over the prior year’s comparable period. The increase in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three months ended May 31, 2017, increased sales of our core products were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
Adjusted EBITDA. We define adjusted EBITDA as net income plus non-cash and non-operating charges, which include: (i) other income, net, (ii) provision for income taxes, (iii) acquisition and other charges, (iv) stock-based compensation expense, (v) amortization of intangible assets, including certain losses on disposal and impairment of intangible assets, and (vi) depreciation expense, including certain losses on disposal of fixed assets. Because adjusted EBITDA excludes certain non-cash and non-operating charges, this measure enables us to eliminate the impact of items we do not consider indicative of our ongoing operating performance, and therefore provides a better indication of profitability from our operations, and provides a consistent measure of our performance from period to period. Prior period information has been recast to conform to the current period presentation of adjusted EBIDTA and exclude changes in deferred revenue and associated deferred costs in our calculation of adjusted EBIDTA.
The following table reconciles net income to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended May 31,
	2017	2016
Net income	$2,672	$2,784
Other income, net	(1,184)	(990)
Provision for income taxes	2,523	3,310
Depreciation, amortization and impairment expense (1)	4,216	4,281
Stock-based compensation expense	7,383	7,937
Acquisition and other charges (2)	919	392
Adjusted EBITDA	$16,529	$17,714
Adjusted EBITDA as a percentage of total revenue	18%	20%
 ______________________

(1)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal and impairment of long-lived assets.

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

Adjusted EBITDA decreased to $16.5 million in the three months ended May 31, 2017 from $17.7 million in the three months ended May 31, 2016. The decrease in adjusted EBITDA was primarily driven by increased sales and marketing expenses due to the timing and nature of certain marketing campaigns and gross margin decreases due to investments in employees, cloud infrastructure and core product lines to support the growth in core billings.
Free cash flow. We define free cash flow as net cash provided by operating activities, less purchases of property and equipment. We consider free cash flow to be a useful liquidity measure that considers the investment in cloud and corporate infrastructure required to support our business. We use free cash flow to assess our business performance and evaluate the amount of cash generated by our business after adjusting for purchases of property and equipment. Prior period information has been recast to conform to the current period presentation of free cash flow and excludes the cash payment impact of acquisition and other charges in our calculation of free cash flow.

The following table reconciles net cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended May 31,
	2017	2016
Net cash provided by operating activities	$20,209	$12,137
Less: purchases of property and equipment	(4,737)	(1,949)
Free cash flow	$15,472	$10,188
Free cash flow as a percentage of total revenue	16%	12%
Free cash flow increased to $15.5 million in the three months ended May 31, 2017 from $10.2 million in the three months ended May 31, 2016, primarily driven by an $8.1 million increase in net cash provided by operating activities, partially offset by additional investments in property and equipment of $2.8 million.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of May 31, 2017 and 2016, we had 335,324 and 286,602 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.
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
Acquisition and other costs. Acquisition costs (including costs associated with prospective acquisitions) include acquisition-related expenses for legal, accounting and other professional fees, integration costs, fair value remeasurements of contingent consideration obligations and contingent consideration payments made under the terms of acquisition agreements. We believe these costs are unpredictable, can vary based on the size and complexity of each transaction, and are unrelated to our core operations or those of acquired businesses. Other costs are non-recurring, infrequent and/or unusual in nature and can vary significantly in amount and frequency. In fiscal 2017, these other costs included legal expenses incurred in connection with the C2C litigation matter. The acquisition and other costs are classified within operating expenses in our condensed consolidated statements of income.
Export compliance. Export compliance costs include the settlement payments and the legal expenses incurred in connection with an internal investigation of our export controls compliance procedures and the submission and final resolution of all issues associated with our voluntary self-disclosures to the U.S. government in this regard. These costs are classified as general and administrative expenses in our condensed consolidated statements of income.
Gain on sale of net liabilities. Gain on sale of net liabilities resulted from the disposition of assets and liabilities related to our CudaCam product offerings. We believe this gain is unrelated to our ongoing operating performance and is not expected to recur in our continuing operating results. The net liabilities included as part of the disposal group resulted in a gain recognized within general and administrative expenses in our condensed consolidated statements of income.

Indirect tax costs. Indirect tax costs represent a one-time reserve based on estimated exposure related to potential tax assessments in various U.S. states. We believe these costs are unpredictable and can vary based on interpretation and application of various U.S. state regulations associated with indirect taxes. These costs are classified as general and administrative expenses in our condensed consolidated statements of income.
The following table presents the details of our acquisition and other charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended May 31,
	2017	2016
Acquisition and other costs	$(336)	$381
Export compliance	—	11
Gain on sale of net liabilities	(449)	—
Indirect tax costs	1,704	—
	$919	$392
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Off-Balance Sheet Arrangements
As of May 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
There have been no significant changes to our critical accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
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
Recent Accounting Pronouncements
Refer to the "Recently Adopted Accounting Pronouncements" and "Recent Accounting Pronouncements" sections in Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 have not changed materially during the three months ended May 31, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204. On June 2, 2017, we filed a motion to dismiss for improper venue, and on July 5, 2017, Realtime Data filed a second lawsuit related to the same patents and products in the United States District Court for the District of Delaware. Given the early stage of the matter, we are unable to estimate a possible loss or range of possible loss, if any.
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
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. There have been no material changes in our risks from such description.
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
The following table summarizes all stock repurchases under our publicly announced stock repurchase program for the periods presented (in thousands, except per share data):

	Total Number of Shares	Average Price Paid per Share	Maximum Dollar Value of Shares That May Yet Be Purchased Under Our Program
March 1, 2017 to March 31, 2017	—	$—	$23,188
April 1, 2017 to April 30, 2017	325	$19.75	$16,756
May 1, 2017 to May 31, 2017	6	$19.93	$16,642
	331	$19.75
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

BARRACUDA NETWORKS, INC.

Date: July 10, 2017	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: July 10, 2017	By:	/s/ Dustin Driggs
Dustin Driggs
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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