Form 10-Q
period 2017-08-31
BARRACUDA NETWORKS INC
filed 2017-10-10
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock outstanding as of September 29, 2017 was 53,281,244.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of August 31, 2017	As of February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$125,585	$120,194
Marketable securities	80,991	79,915
Accounts receivable, net of allowance for doubtful accounts of $3,217 and $2,857 as of August 31, 2017 and February 28, 2017, respectively	40,899	40,560
Inventories, net	6,520	5,847
Prepaid income taxes	3,107	11,050
Deferred costs	34,206	32,598
Other current assets	7,366	5,245
Total current assets	298,674	295,409
Property and equipment, net	32,043	29,979
Deferred costs, non-current	30,246	27,285
Deferred income taxes, non-current	1,023	1,554
Other non-current assets	15,320	8,607
Intangible assets, net	28,692	32,145
Goodwill	70,653	69,795
Total assets	$476,651	$464,774
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,710	$11,439
Accrued payroll and related benefits	12,825	13,593
Other accrued liabilities	10,773	12,942
Deferred revenue	245,517	239,796
Note payable	—	4,115
Total current liabilities	276,825	281,885
Long-term liabilities:
Deferred revenue, non-current	168,148	167,286
Deferred income taxes, non-current	3,073	2,803
Other long-term liabilities	6,776	6,377
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 53,153,432 and 52,897,128 shares issued and outstanding as of August 31, 2017 and February 28, 2017, respectively	53	53
Additional paid-in capital	384,395	370,745
Accumulated other comprehensive loss	(3,076)	(5,226)
Accumulated deficit	(359,543)	(359,149)
Total stockholders’ equity	21,829	6,423
Total liabilities and stockholders’ equity	$476,651	$464,774
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Revenue:
Appliance	$18,347	$21,034	$38,612	$42,367
Subscription	75,978	66,896	149,892	132,217
Total revenue	94,325	87,930	188,504	174,584
Cost of revenue	25,198	20,240	48,846	40,481
Gross profit	69,127	67,690	139,658	134,103
Operating expenses:
Research and development	19,440	18,446	38,796	37,653
Sales and marketing	38,561	32,144	74,781	63,474
General and administrative	10,338	10,969	21,282	21,741
Total operating expenses	68,339	61,559	134,859	122,868
Income from operations	788	6,131	4,799	11,235
Other income, net	1,124	1,515	2,308	2,505
Income before income taxes	1,912	7,646	7,107	13,740
Provision for income taxes	(358)	(5,209)	(2,881)	(8,519)
Net income (Note 9)	$1,554	$2,437	$4,226	$5,221
Net income per share:
Basic	$0.03	$0.05	$0.08	$0.10
Diluted	$0.03	$0.05	$0.08	$0.10
Weighted-average shares used to compute net income per share:
Basic	53,040	52,265	52,958	52,275
Diluted	54,609	53,321	54,470	53,088
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net income	$1,554	$2,437	$4,226	$5,221
Other comprehensive income, net of tax:
Change in net foreign currency translation adjustment	1,090	(708)	1,991	(374)
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0 in all periods)	68	(240)	149	370
Less: reclassification adjustment for net gains (losses) included in net income (net of tax effect of $(4), $247, $(6) and $394)	5	(459)	10	(732)
Net change	73	(699)	159	(362)
Other comprehensive income (loss)	1,163	(1,407)	2,150	(736)
Comprehensive income	$2,717	$1,030	$6,376	$4,485
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended August 31,
	2017	2016
Operating activities
Net income	$4,226	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	8,545	8,467
Stock-based compensation expense	17,011	15,833
Excess tax benefits from equity compensation plans	—	(791)
Deferred income taxes	804	474
Other	(261)	(728)
Changes in operating assets and liabilities:
Accounts receivable, net	(318)	2,732
Inventories, net	(744)	(83)
Income taxes, net	8,122	3,598
Deferred costs	(4,738)	340
Other assets	(5,027)	(597)
Accounts payable	(3,043)	(6,679)
Accrued payroll and related benefits	(641)	1,126
Other liabilities	(481)	(762)
Deferred revenue	7,755	4,456
Net cash provided by operating activities	31,210	32,607
Investing activities
Purchases of marketable securities	(21,769)	(21,777)
Proceeds from the sale of marketable securities	12,250	10,294
Proceeds from the maturity of marketable securities	8,342	8,018
Purchases of non-marketable investments	(4,000)	(636)
Purchases of property and equipment	(7,816)	(2,969)
Purchases of intangible assets	—	(1,000)
Business combinations, net of cash acquired	(506)	(243)
Payments for the sale of net liabilities	(800)	—
Net cash used in investing activities	(14,299)	(8,313)
Financing activities
Proceeds from issuance of common stock	3,009	4,869
Taxes paid related to net share settlement of equity awards	(4,474)	(2,544)
Excess tax benefits from equity compensation plans	—	791
Employee loans extended, net of repayment	31	(2)
Repayment of note payable	(4,115)	(133)
Repurchases of common stock	(6,546)	(7,241)
Payments of acquisition-related liabilities	(743)	—
Net cash used in financing activities	(12,838)	(4,260)
Effect of exchange rate changes	1,335	463
Net increase in cash, cash equivalents and restricted cash	5,408	20,497
Cash, cash equivalents and restricted cash at beginning of period	120,837	119,333
Cash, cash equivalents and restricted cash at end of period	$126,245	$139,830
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and six months ended August 31, 2017 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2017 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
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
Foreign Currency
For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets. We recorded net gains resulting from foreign exchange transactions of $0.9 million and 1.9 million for the three and six months ended August 31, 2017, respectively, and $0.9 million and $1.4 million for the three and six months ended August 31, 2016, respectively, which were reflected as a component of other income, net in our condensed consolidated statements of income.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of August 31, 2017 and

February 28, 2017 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gains (losses) in other income, net in our condensed consolidated statements of income.
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

•
Net income per share: Because excess tax benefits are no longer recognized in APIC, the assumed proceeds from applying the treasury stock method when calculating dilutive shares was amended to exclude the amount of excess tax benefits that would be recognized upon exercise or vesting of such awards. As a result, this reduces the assumed shares to be repurchased under the treasury stock method, thereby increasing the amount of dilutive shares used to compute earnings per share. We adopted the guidance related to the exclusion of excess tax benefits in calculating net income per share on a prospective basis, with an insignificant impact.

•
Cash flow presentation of excess tax benefits: Prior to the new standard, we were required to present excess tax benefits on share-based awards as a cash inflow from financing activities with a corresponding cash outflow from operating activities. The new standard required that these excess tax benefits be classified as an operating activity. We adopted the guidance related to the presentation of excess tax benefits in our condensed consolidated statements of cash flows on a prospective basis with an insignificant impact, while the prior period presented has not been adjusted.

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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU 2016-18"), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. We early adopted ASU 2016-18 retrospectively, effective March 1, 2017. Net cash flows for the six months ended August 31, 2016 did not significantly change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our condensed consolidated statements of cash flows.
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
Topic 606 is required to be effective for us on March 1, 2018. Topic 606 allows for either full retrospective adoption applied to all periods presented or modified adoption with the cumulative effect of initially applying Topic 606 recognized at the date of initial application. We are currently considering adopting using the full retrospective approach; however, our final decision will depend on a number of factors such as the significance of the impact of the new standard on our financial results, system readiness and our ability to accumulate and analyze the information necessary to assess the impact on prior period financial statements, as necessary.
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
2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash
The following table summarizes our cash, cash equivalents and restricted cash by category (in thousands):

	As of August 31, 2017	As of February 28, 2017
Cash and cash equivalents:
Cash	$109,582	$103,726
Money market funds	16,003	16,468
Other non-current assets:
Restricted cash	660	643
	$126,245	$120,837
Restricted cash is primarily related to customs obligations and letters of credit associated with our leases.
Marketable Securities

The following tables summarize our marketable securities by category (in thousands):

	As of August 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,472	$9	$(13)	$9,468
Corporate debt securities	43,768	22	(94)	43,696
Foreign government bonds	650	1	—	651
Mortgage-backed securities	3,404	2	(7)	3,399
U.S. government agency securities	13,679	6	(38)	13,647
U.S. government notes	10,136	6	(12)	10,130
	$81,109	$46	$(164)	$80,991

	As of February 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,597	$6	$(28)	$9,575
Corporate debt securities	41,822	11	(140)	41,693
Foreign government bonds	650	—	(1)	649
Mortgage-backed securities	3,324	—	(22)	3,302
U.S. government agency securities	12,707	1	(77)	12,631
U.S. government notes	12,092	2	(29)	12,065
	$80,192	$20	$(297)	$79,915
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three and six months ended August 31, 2017, realized gross gains and losses were insignificant. For the three and six months ended August 31, 2016, we realized gross gains of $0.7 million and $1.1 million, respectively, and an insignificant amount of gross losses. We reflect these gains and losses as a component of other income, net in our condensed consolidated statements of income.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of August 31, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$5,809	$(13)	$—	$—	$5,809	$(13)
Corporate debt securities	30,297	(88)	3,000	(7)	33,297	(95)
Mortgage-backed securities	1,914	(6)	131	—	2,045	(6)
U.S. government agency securities	7,817	(22)	4,008	(16)	11,825	(38)
U.S. government notes	4,493	(9)	398	(3)	4,891	(12)
	$50,330	$(138)	$7,537	$(26)	$57,867	$(164)

	As of February 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$6,086	$(28)	$—	$—	$6,086	$(28)
Corporate debt securities	35,095	(140)	—	—	35,095	(140)
Foreign government bonds	650	(1)	—	—	650	(1)
Mortgage-backed securities	3,204	(22)	—	—	3,204	(22)
U.S. government agency securities	11,306	(65)	731	(12)	12,037	(77)
U.S. government notes	7,265	(29)	—	—	7,265	(29)
	$63,606	$(285)	$731	$(12)	$64,337	$(297)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of August 31, 2017, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of August 31, 2017
Due in 1 year	$21,434
Due in 1 year through 5 years	52,893
Due in 5 years through 10 years	3,020
Due after 10 years	3,644
$80,991
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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of August 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,003	$—	$—	$16,003
Marketable securities:
Asset-backed securities	$—	$9,468	$—	$9,468
Corporate debt securities	$—	$43,696	$—	$43,696
Foreign government bonds	$—	$651	$—	$651
Mortgage-backed securities	$—	$3,399	$—	$3,399
U.S. government agency securities	$—	$13,647	$—	$13,647
U.S. government notes	$—	$10,130	$—	$10,130

	As of February 28, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,468	$—	$—	$16,468
Marketable securities:
Asset-backed securities	$—	$9,575	$—	$9,575
Corporate debt securities	$—	$41,693	$—	$41,693
Foreign government bonds	$—	$649	$—	$649
Mortgage-backed securities	$—	$3,302	$—	$3,302
U.S. government agency securities	$—	$12,631	$—	$12,631
U.S. government notes	$—	$12,065	$—	$12,065
Other accrued liabilities (current):
Contingent consideration	$—	$—	$902	$902
The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 28, 2017	$902
Total remeasurement recognized in earnings	(160)
Settlements	(742)
Balance as of August 31, 2017	$—
For the six months ended August 31, 2017, the contingent consideration remeasurement was recognized within research and development expense in our condensed consolidated statements of income.
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of August 31, 2017	As of February 28, 2017
Raw materials	$3,787	$3,479
Finished goods	3,275	2,878
Reserves	(542)	(510)
	$6,520	$5,847
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of August 31, 2017	As of February 28, 2017
Appliance	$40,561	$39,474
Commissions	23,891	20,409
	$64,452	$59,883
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of August 31, 2017	As of February 28, 2017
Land	$9,849	$9,849
Building	6,549	6,549
Computer hardware and software	39,923	32,850
Vehicles, machinery and equipment	4,799	4,797
Leasehold improvements	4,492	4,379
	65,612	58,424
Accumulated depreciation and amortization	(33,569)	(28,445)
	$32,043	$29,979
Depreciation and amortization expense related to property and equipment was $2.6 million and $5.1 million for the three and six months ended August 31, 2017, respectively, and $2.3 million and $4.7 million for the three and six months ended August 31, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2017	$(4,954)	$(272)	$(5,226)
Other comprehensive income before reclassifications	1,991	149	2,140
Amounts reclassified from AOCI	—	10	10
Other comprehensive income	1,991	159	2,150
Balance as of August 31, 2017	$(2,963)	$(113)	$(3,076)
3. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2017	$69,795
Effect of foreign exchange rates	858
Balance as of August 31, 2017	$70,653

Intangible assets subject to amortization are summarized as follows (in thousands):

	As of August 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,296	$(32,626)	$17,670
Customer relationships	20,033	(10,594)	9,439
Patents	2,999	(1,991)	1,008
Trade name	812	(432)	380
	$74,140	$(45,643)	$28,497

	As of February 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,013	$(30,105)	$19,908
Customer relationships	19,736	(9,348)	10,388
Patents	2,999	(1,781)	1,218
Trade name	812	(375)	437
	$73,560	$(41,609)	$31,951
Certain intangible assets were removed as they were fully amortized as of the periods presented above. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of August 31, 2017 and February 28, 2017.
Amortization expense, including impairment charges, was $1.8 million and $3.5 million for the three and six months ended August 31, 2017, respectively, and $1.8 million and $3.7 million for the three and six months ended August 31, 2016, respectively.
As of August 31, 2017, amortization expense for intangible assets in future periods was as follows: $3.4 million for the remainder of fiscal 2018, $6.0 million for fiscal 2019, $5.8 million for fiscal 2020, $5.3 million for fiscal 2021, $4.9 million for fiscal 2022 and $3.1 million thereafter.
4. Stockholders’ Equity
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in our condensed consolidated statements of income (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Cost of revenue	$496	$338	$922	$636
Research and development	3,121	2,608	5,808	5,072
Sales and marketing	3,400	1,943	5,534	3,791
General and administrative	2,611	3,007	4,747	6,334
	$9,628	$7,896	$17,011	$15,833
As of August 31, 2017, there was $6.1 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 1.54 years, and $63.1 million of unrecognized compensation cost related to unvested restricted stock units ("RSUs"), expected to be recognized over a weighted-average period of 2.79 years.

Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of August 31, 2017, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 634,746 shares remain available for future issuance.
Stock Repurchase Program
In 2015, our board of directors authorized a stock repurchase program to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017.
The following table summarizes our common stock repurchases for the periods presented (in thousands, except per share data):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Total number of shares repurchased	—	464	331	482
Dollar amount of shares repurchased	$—	$6,961	$6,546	$7,241
Average price paid per share	$—	$14.99	$19.75	$15.03
Remaining amount authorized as of the period end	$16,642	$23,543	$16,642	$23,543
5. Income Taxes
For the three and six months ended August 31, 2017, we recorded an income tax provision of $0.4 million and $2.9 million, respectively. For the three and six months ended August 31, 2016, we recorded an income tax provision of $5.2 million and $8.5 million, respectively.
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
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three and six months ended August 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
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

Revenue by geographic region is based on our customers' billing addresses and is presented as follows (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
North America	$70,384	$65,855	$140,571	$130,952
United States	66,595	62,413	132,857	124,006
Other	3,789	3,442	7,714	6,946
Latin America	1,324	1,225	2,641	2,350
Asia-Pacific	6,010	5,235	11,932	10,284
EMEA	16,607	15,615	33,360	30,998
	$94,325	$87,930	$188,504	$174,584
7. Borrowings
Credit Facility
We have a $25.0 million credit facility with Silicon Valley Bank ("SVB"), which expires in November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through August 31, 2017.
8. Commitments and Contingencies
Legal Matters
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204 (the “First Realtime Matter”). On June 2, 2017, we filed a motion to dismiss for improper venue, and on September 22, 2017, we filed a motion to transfer venue of the action from the Eastern District of Texas to the Northern District of California. On July 5, 2017, Realtime Data filed a second lawsuit related to the same patents and products in the United States District Court for the District of Delaware. On September 14, 2017, Realtime Data dismissed the Delaware action without prejudice. Given the early stage of the First Realtime Matter, we are unable to estimate a possible loss or range of possible loss, if any.
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
9. Net Income Per Share

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net income	$1,554	$2,437	$4,226	$5,221
Weighted-average shares used to compute net income per share, basic	53,040	52,265	52,958	52,275
Dilutive shares from stock options and RSUs	1,569	1,056	1,512	813
Weighted-average shares used to compute net income per share, diluted	54,609	53,321	54,470	53,088
Net income per share, basic	$0.03	$0.05	$0.08	$0.10
Net income per share, diluted	$0.03	$0.05	$0.08	$0.10

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
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates and our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Annualized renewal rates from subscriptions, on a dollars basis, were 91% and 92% for the three and six months ended August 31, 2017, respectively, and 102% and 99% for the three and six months ended August 31, 2016, respectively. Subscription annual recurring revenue, which represents the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, was $299.8 million and $270.1 million for the six months ended August 31, 2017 and 2016, respectively.
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
Provision for Income Taxes

In fiscal year ended February 28, 2015, we established a valuation allowance against a significant portion of our deferred tax assets, including U.S. federal and state deferred tax assets and certain foreign deferred tax assets, because realization of these tax benefits through future taxable income did not meet the more-likely-than-not threshold. We intend to maintain the valuation allowance until sufficient positive evidence exists to support its reversal.

The difference between the income tax provision that would be derived by applying the statutory rate to our income before tax for the three and six months ended August 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as the non-deductible stock-based compensation expense and other currently non-deductible items.

Results of Operations
Comparison of the Three Months Ended August 31, 2017 and 2016
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended August 31,
	2017	% of Total Revenue	2016	% of Total Revenue	Change
Revenue:
Appliance	$18,347	19%	$21,034	24%	$(2,687)
Subscription	75,978	81	66,896	76	9,082
Total revenue	94,325	100	87,930	100	6,395
Cost of revenue	25,198	27	20,240	23	4,958
Gross profit	69,127	73	67,690	77	1,437
Operating expenses:
Research and development	19,440	20	18,446	21	994
Sales and marketing	38,561	41	32,144	37	6,417
General and administrative	10,338	11	10,969	12	(631)
Total operating expenses	68,339	72	61,559	70	6,780
Income from operations	788	1	6,131	7	(5,343)
Other income, net	1,124	1	1,515	2	(391)
Income before income taxes	1,912	2	7,646	9	(5,734)
Provision for income taxes	(358)	—	(5,209)	(6)	4,851
Net income	$1,554	2%	$2,437	3%	$(883)
Revenue
Total revenue increased $6.4 million, or 7%, for the three months ended August 31, 2017 compared to the three months ended August 31, 2016. Subscription revenue increased by $9.1 million, or 14%, for the three months ended August 31, 2017 compared to the three months ended August 31, 2016, primarily driven by an increase in active subscribers during the period of 49,348, or 17%, from 298,739 active subscribers as of August 31, 2016 to 348,087 active subscribers as of August 31, 2017. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $2.7 million, or 13%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $5.0 million, or 24%, for the three months ended August 31, 2017 compared to the three months ended August 31, 2016. Gross margin decreased from 77% for the three months ended August 31, 2016 to 73% for the three months ended August 31, 2017, primarily due to product mix shifts and increases of $1.6 million in warranty costs, $1.2 million in service delivery costs, $0.8 million in compensation and personnel costs, $0.8 million increase in provision for inventory obsolescence and $0.6 million in royalty costs. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $1.0 million, or 5%, for the three months ended August 31, 2017 compared to the three months ended August 31, 2016, primarily due to increases of $0.5 million in stock-based compensation expense costs and $0.4 million in compensation and personnel costs, each primarily attributable to additional headcount, as well as a $0.1 million increase in travel related costs. As a percentage of total revenue, research and development expenses remained relatively consistent period over period.
Sales and marketing expenses increased $6.4 million, or 20%, for the three months ended August 31, 2017 compared to the three months ended August 31, 2016, primarily due to increases of $4.5 million in compensation and personnel costs, primarily attributable to additional headcount and sales commission attainment, $1.4 million in stock-based compensation expense, primarily attributable to the acceleration of a departing executive's equity grants, and $0.5 million in travel and other related costs. As a percentage of total revenue, sales and marketing expenses increased for the comparable period primarily due to the timing and nature of marketing campaigns.

General and administrative expenses on a dollar basis remained relatively consistent for the three months ended August 31, 2017 compared to the three months ended August 31, 2016, There was a decrease of $0.6 million in legal costs and a decrease of $0.4 million in stock-based compensation expense, partially offset by an increase of $0.2 million in compensation and personnel costs and a $0.2 million increase in consulting costs. As a percentage of total revenue, general and administrative expenses remained relatively consistent for the comparable period.
Other Income, Net
The change in other income, net was primarily due to a decrease of $0.7 million in realized gain on sale of investments in marketable equity securities, partially offset by increases of $0.2 million in other investment gains and $0.1 million in net foreign exchange gains during the three months ended August 31, 2017 compared to the three months ended August 31, 2016.
Provision for Income Taxes
We recorded an income tax provision of $0.4 million for the three months ended August 31, 2017. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended August 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended August 31, 2016, we recorded an income tax provision of $5.2 million.
Comparison of the Six Months Ended August 31, 2017 and 2016
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Six Months Ended August 31,
	2017	% of Total Revenue	2016	% of Total Revenue	Change

Revenue:
Appliance	$38,612	20%	$42,367	24%	$(3,755)
Subscription	149,892	80	132,217	76	17,675
Total revenue	188,504	100	174,584	100	13,920
Cost of revenue	48,846	26	40,481	23	8,365
Gross profit	139,658	74	134,103	77	5,555
Operating expenses:
Research and development	38,796	20	37,653	22	1,143
Sales and marketing	74,781	40	63,474	36	11,307
General and administrative	21,282	11	21,741	12	(459)
Total operating expenses	134,859	71	122,868	70	11,991
Income from operations	4,799	3	11,235	7	(6,436)
Other income, net	2,308	1	2,505	1	(197)
Income before income taxes	7,107	4	13,740	8	(6,633)
Provision for income taxes	(2,881)	(2)	(8,519)	(5)	5,638
Net income	$4,226	2%	$5,221	3%	$(995)
Revenue
Total revenue increased $13.9 million, or 8%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016. Subscription revenue increased by $17.7 million, or 13%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016, primarily due to an increase in active subscribers during the period of 49,348, or 17%, from 298,739 active subscribers as of August 31, 2016 to 348,087 active subscribers as of August 31, 2017. The increase in active subscribers primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue decreased by $3.8 million, or 9%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $8.4 million, or 21%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016. Gross margin decreased from 77% for the six months ended August 31, 2016 to 74% for the six months ended August 31, 2017, primarily due to product mix shifts and increases of $3.3 million in warranty costs, $1.7 million in service delivery costs, $1.4 million in compensation and personnel costs, $1.1 million in royalty costs, $0.8 million increase in provision for inventory obsolescence and $0.3 million in stock-based compensation expense. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $1.1 million, or 3%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016, primarily due to increases of $0.7 million in stock-based compensation expense, $0.6 million in compensation and personnel costs, $0.2 million in travel and other related costs and $0.1 million in consulting costs, partially offset by decreases of $0.2 million in internal use development equipment and service, $0.2 million in professional services and $0.1 million in IT-related infrastructure expenses. As a percentage of total revenue, research and development expenses remained relatively consistent period over period.
Sales and marketing expenses increased $11.3 million, or 18%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016, primarily due to increases of $6.6 million in compensation and personnel costs, primarily attributable to an increase in headcount, $1.8 million in marketing and channel partner program expenses, primarily attributable to higher search engine marketing, sponsorship and advertising spend and event and trade show costs, $1.7 million in stock-based compensation expense, $1.1 million in travel and other related costs and $0.2 million in license and service fees, partially offset by decreases of $0.2 million in amortization expense of intangible assets. As a percentage of total revenue, sales and marketing expenses increased for the comparable period mainly due to the timing and nature of marketing campaigns. We expect sales and marketing expenses to increase on a dollar basis and as a percentage of total revenue for the remainder of fiscal 2018 as we invest in sales resources in key focus areas.
General and administrative expenses decreased $0.5 million, or 2%, for the six months ended August 31, 2017 compared to the six months ended August 31, 2016, primarily due to decreases of $1.6 million in stock-based compensation expense, $0.6 million in legal costs, $0.4 million gain in sale of CudaCam, $0.2 million in bad debt expenses, $0.1 million in credit card processing fees and $0.1 million in insurance expense partially offset by increases of $1.7 million in taxes, $0.4 million in compensation and personnel costs, $0.3 million in consulting costs and $0.1 million in travel and other related costs. As a percentage of total revenue, general and administrative expenses remained relatively consistent period over period.
Other Income, Net
The change in other income, net was primarily due to $1.1 million in realized gain on sale of investment in marketable equity securities, partially offset by $0.5 million in foreign exchange losses, a $0.3 million loss in other investments and a $0.1 million decrease in miscellaneous income during the six months ended August 31, 2017 compared to the six months ended August 31, 2016.
Provision for Income Taxes
We recorded an income tax provision of $2.9 million for the six months ended August 31, 2017. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the six months ended August 31, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the six months ended August 31, 2016, we recorded an income tax provision of $8.5 million.
Liquidity and Capital Resources

	Six Months Ended August 31,
	2017	2016

	(in thousands)
Net cash provided by operating activities	$31,210	$32,607
Net cash used in investing activities	$(14,299)	$(8,313)
Net cash used in financing activities	$(12,838)	$(4,260)
As of August 31, 2017, we had cash and cash equivalents of $125.6 million, of which approximately $19.9 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $81.0 million as of August 31, 2017. If we were to repatriate cash held outside of the United States, it could be subject to U.S. income taxes, less any previously paid foreign income taxes.
Our $25.0 million credit facility with Silicon Valley Bank (“SVB”) expires in November 2017. The credit facility includes an option to request an increase of the available funds to $50.0 million and is secured by a security interest on substantially all of our assets and contains restrictive covenants. Upon drawing the credit facility, the financial covenants will require us to maintain a minimum adjusted EBITDA, as defined in the credit facility, and a minimum adjusted quick ratio. The credit facility also sets forth specified events of default. No amounts had been drawn under the credit facility through August 31, 2017.
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
For the six months ended August 31, 2017, operating activities provided $31.2 million in cash primarily due to non-cash charges of $25.6 million related to stock-based compensation, depreciation and amortization expenses, a positive change of $0.9 million in our net operating assets and liabilities and our consolidated net income of $4.2 million.
For the six months ended August 31, 2016, operating activities provided $32.6 million in cash primarily due to non-cash charges of $24.3 million related to stock-based compensation, depreciation and amortization expenses and our consolidated net income of $5.2 million and a positive change of $4.2 million in our net operating assets and liabilities.
Investing Activities
Our investing activities have generally consisted of transactions related to marketable and non-marketable securities, purchases of property and equipment and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.
Cash used in investing activities of $14.3 million in the six months ended August 31, 2017 was primarily related to purchases of marketable securities of $21.8 million, property and equipment of $7.8 million and non-marketable securities of $4.0 million as well as payments of $0.5 million related to an acquisition and the sale of net liabilities of $0.8 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $20.6 million.

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
For the six months ended August 31, 2017, financing activities used $12.8 million in cash primarily related to repurchases of our common stock of $6.5 million, tax payments related to $4.5 million of net share settlements of equity awards and payments related to contingent considerations of $0.7 million, partially offset by proceeds from stock option exercises of $3.0 million.
For the six months ended August 31, 2016, financing activities provided $4.3 million in cash primarily related to repurchases of our common stock of $7.2 million and tax payments related to $2.5 million of net share settlements of equity awards, partially offset by proceeds from stock option exercises of $4.9 million.
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

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Gross billings	$108,498	$100,298	$213,722	$198,499
Year-over-year percentage change	8%	2%	8%	3%
Year-over-year percentage change on a constant currency basis (1)	8%	2%	8%	3%
Adjusted EBITDA (2)	$15,598	$18,622	$32,127	$36,336
Adjusted EBITDA as a percentage of total revenue	17%	21%	17%	21%
Free cash flow (2)	$7,922	$19,450	$23,394	$29,638
Free cash flow as a percentage of total revenue	8%	22%	12%	17%
Active subscribers at period end	348,087	298,739	348,087	298,739
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the average exchange rates for the second quarter of fiscal 2018 were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

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
The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Total revenue	$94,325	$87,930	$188,504	$174,584
Total deferred revenue, end of period	413,665	398,878	413,665	398,878
Less: total deferred revenue, beginning of period	(407,524)	(393,072)	(407,082)	(392,774)
Add: deferred revenue adjustments	8,032	6,562	18,635	17,811
Total change in deferred revenue and adjustments	14,173	12,368	25,218	23,915
Gross billings	$108,498	$100,298	$213,722	$198,499
Year-over-year percentage change	8%	2%	8%	3%
Year-over-year percentage change on a constant currency basis (1)	8%	2%	8%	3%
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the average exchange rates for the second quarter of fiscal 2018 were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and six months ended August 31, 2017, gross billings increased 8% over the prior year’s comparable period. The increase in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three and six months ended August 31, 2017, increased sales of our core products were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
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

The following table reconciles net income to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net income	$1,554	$2,437	$4,226	$5,221
Other income, net	(1,124)	(1,515)	(2,308)	(2,505)
Provision for income taxes	358	5,209	2,881	8,519
Depreciation, amortization and impairment expense (1)	4,327	4,186	8,543	8,467
Stock-based compensation expense	9,628	7,896	17,011	15,833
Acquisition and other charges (2)	855	409	1,774	801
Adjusted EBITDA	$15,598	$18,622	$32,127	$36,336
Adjusted EBITDA as a percentage of total revenue	17%	21%	17%	21%
 ______________________

(1)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal and impairment of long-lived assets.

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

Adjusted EBITDA decreased to $15.6 million in the three months ended August 31, 2017 from $18.6 million in the three months ended August 31, 2016. The decrease in adjusted EBITDA was primarily driven by increased sales and marketing expenses due to the timing and nature of certain marketing campaigns and gross margin decreases due to increased warranty costs, investments in employees, cloud infrastructure and core product lines to support the growth in core billings.
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
The following table reconciles net cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Net cash provided by operating activities	$11,001	$20,470	$31,210	$32,607
Less: purchases of property and equipment	(3,079)	(1,020)	(7,816)	(2,969)
Free cash flow	$7,922	$19,450	$23,394	$29,638
Free cash flow as a percentage of total revenue	8%	22%	12%	17%
Free cash flow decreased to $7.9 million in the three months ended August 31, 2017 from $19.5 million in the three months ended August 31, 2016, primarily driven by a $9.5 million decrease in net cash provided by operating activities, and by additional investments in property and equipment of $2.1 million.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of August 31, 2017 and 2016, we had 348,087 and 298,739 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.

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
The following table presents the details of our acquisition and other charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended August 31,		Six Months Ended August 31,
	2017	2016	2017	2016
Acquisition and other costs	$855	$409	$519	$790
Export compliance	—	—	—	11
Gain on sale of net liabilities	—	—	(449)	—
Indirect tax costs	—	—	1,704	—
	$855	$409	$1,774	$801
Contractual Obligations and Commitments

There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Off-Balance Sheet Arrangements
As of August 31, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Emerging Growth Company Status
On August 31, 2017, the last day of our second fiscal quarter, the value of common equity securities held by non-affiliates exceeded $700 million. As such, we will cease to be an “emerging growth company” on February 28, 2018.
As an “emerging growth company” we have chosen to rely on such exemptions and are therefore not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act. Commencing February 28, 2018, we will no longer qualify as an emerging growth company and therefore will no longer be able to rely on such exemptions.
Recent Accounting Pronouncements
Refer to the "Recently Adopted Accounting Pronouncements" and "Recent Accounting Pronouncements" sections in Note 1 to our Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 have not changed materially during the six months ended August 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on

Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 31, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division, alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204 (the “First Realtime Matter”). On June 2, 2017, we filed a motion to dismiss for improper venue and on September 22, 2017, we filed a motion to transfer venue of the action from the Eastern District of Texas to the Northern District of California. On July 5, 2017, Realtime Data filed a second lawsuit related to the same patents and products in the United States District Court for the District of Delaware. On September 14, 2017, Realtime Data dismissed the Delaware action without prejudice. Given the early stage of the First Realtime Matter, we are unable to estimate a possible loss or range of possible loss, if any.
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
b) Issuer Purchases of Equity Securities
In September 2015, our board of directors authorized a stock repurchase program. Under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. We began repurchasing common stock in the third quarter of fiscal 2016 and no shares were purchased other than through our stock repurchase program. No shares were repurchased during the three months ended August 31, 2017. As of August 31, 2017, the maximum dollar value balance of shares that may be purchased through September 30, 2017 under our publicly announced stock repurchase program was $16,642.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1	Resignation Agreement, between the Company and Michael Perone, dated June 29, 2017	8-K	001-36162	10.1	June 30, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BARRACUDA NETWORKS, INC.

Date: October 10, 2017	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: October 10, 2017	By:	/s/ Dustin Driggs
Dustin Driggs
Chief Financial Officer (Principal Financial Officer)