Form 10-Q
period 2017-11-30
BARRACUDA NETWORKS INC
filed 2018-01-09
CIK 1348334

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
FORM 10-Q
___________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock outstanding as of December 29, 2017 was 53,672,307.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our pending acquisition by Thoma Bravo, LLC and the potential timing and benefits thereof, our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words "believe," "may," "will," "potentially," "estimate," "continue," "anticipate," "intend," "could," "would," "project," "plan," "expect" and the negative and plural forms of these words and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, but are not limited to, statements concerning the following:

•
our pending acquisition by Thoma Bravo, including our expectations regarding the timing and expected benefits of such acquisition transaction, our plans, objectives and intentions with respect to our future operations, and the expected impact of the proposed acquisition transaction on our business, our customers and our market prior to consummation or termination of such transaction;

•
our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses, including changes in research and development, sales and marketing and general and administrative expenses, and our ability to achieve and maintain future profitability;

•	our business plan and our ability to effectively manage our growth and associated investments;

•	anticipated trends, growth rates and challenges in our business and in the markets in which we operate;

•	market acceptance of recently introduced security and data protection solutions;

•	beliefs about and objectives for future operations;

•	our ability to increase sales of our solutions and renewals of our subscriptions;

•	our ability to attract and retain customers;

•	our ability to cross-sell to our existing customers;

•	maintaining and expanding our customer base and our relationships with our channel partners;

•	our ability to timely and effectively scale and adapt our existing solutions;

•	our ability to develop new solutions and bring them to market in a timely manner;

•	our ability to maintain, protect and enhance our brand and intellectual property;

•	our ability to continue to expand internationally;

•	the effects of increased competition in our markets and our ability to compete effectively;

•	sufficiency of cash to meet cash needs for at least the next 12 months;

•	future acquisitions or investments;

•	our ability to stay in compliance with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;

•	economic and industry trends or trend analysis;

•	the attraction and retention of qualified employees and key personnel;

•	the impact of the recently passed Tax Cuts and Jobs Act;

•	the estimates and estimate methodologies used in preparing our condensed consolidated financial statements; and

•	the future trading prices of our common stock.
We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs; however, these forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	As of November 30, 2017	As of February 28, 2017
Assets
Current assets:
Cash and cash equivalents	$96,894	$120,194
Marketable securities	80,850	79,915
Accounts receivable, net of allowance for doubtful accounts of $3,512 and $2,857 as of November 30, 2017 and February 28, 2017, respectively	45,229	40,560
Inventories, net	8,259	5,847
Prepaid income taxes	987	11,050
Deferred costs	34,352	32,598
Other current assets	9,221	5,245
Total current assets	275,792	295,409
Property and equipment, net	30,824	29,979
Deferred costs, non-current	30,502	27,285
Deferred income taxes, non-current	704	1,554
Other non-current assets	21,646	8,607
Intangible assets, net	52,111	32,145
Goodwill	98,135	69,795
Total assets	$509,714	$464,774
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,243	$11,439
Accrued payroll and related benefits	12,803	13,593
Other accrued liabilities	19,089	12,942
Deferred revenue	247,330	239,796
Note payable	—	4,115
Total current liabilities	290,465	281,885
Long-term liabilities:
Deferred revenue, non-current	170,415	167,286
Deferred income taxes, non-current	3,293	2,803
Other long-term liabilities	7,394	6,377
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized; zero shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 53,606,385 and 52,897,128 shares issued and outstanding as of November 30, 2017 and February 28, 2017, respectively	54	53
Additional paid-in capital	393,048	370,745
Accumulated other comprehensive loss	(3,199)	(5,226)
Accumulated deficit	(351,756)	(359,149)
Total stockholders’ equity	38,147	6,423
Total liabilities and stockholders’ equity	$509,714	$464,774
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Revenue:
Appliance	$17,459	$20,457	$56,071	$62,824
Subscription	77,288	68,349	227,180	200,566
Total revenue	94,747	88,806	283,251	263,390
Cost of revenue	22,098	21,098	70,944	61,579
Gross profit	72,649	67,708	212,307	201,811
Operating expenses:
Research and development	20,616	18,627	59,412	56,280
Sales and marketing	34,988	33,368	109,769	96,842
General and administrative	12,366	10,217	33,648	31,958
Total operating expenses	67,970	62,212	202,829	185,080
Income from operations	4,679	5,496	9,478	16,731
Gain on sale of business	7,382	—	7,382	—
Other income, net	332	(2,374)	2,640	131
Income before income taxes	12,393	3,122	19,500	16,862
Provision for income taxes	(4,610)	(1,329)	(7,491)	(9,848)
Net income	$7,783	$1,793	$12,009	$7,014
Net income per share:
Basic	$0.15	$0.03	$0.23	$0.13
Diluted	$0.14	$0.03	$0.22	$0.13
Weighted-average shares used to compute net income per share:
Basic	53,378	52,457	53,098	52,336
Diluted	54,995	53,995	54,645	53,391
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net income	$7,783	$1,793	$12,009	$7,014
Other comprehensive income, net of tax:
Change in net foreign currency translation adjustment	190	493	2,181	119
Available-for-sale investments:
Change in net unrealized gains (losses) (net of tax effect of $0 in all periods)	(319)	(339)	(170)	31
Less: reclassification adjustment for net gains (losses) included in net income (net of tax effect of $(3), $(1), $(9) and $393)	6	3	16	(729)
Net change	(313)	(336)	(154)	(698)
Other comprehensive income (loss)	(123)	157	2,027	(579)
Comprehensive income	$7,660	$1,950	$14,036	$6,435
See accompanying notes.

BARRACUDA NETWORKS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended November 30,
	2017	2016
Operating activities
Net income	$12,009	$7,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and impairment expense	12,716	12,442
Stock-based compensation expense	26,343	25,050
Excess tax benefits from equity compensation plans	—	(2,023)
Deferred income taxes	1,158	391
Gain on sale of business	(7,382)	—
Other	88	(555)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,531)	(3,054)
Inventories, net	(2,485)	931
Income taxes, net	10,594	3,138
Deferred costs	(5,294)	567
Other assets	(6,389)	(469)
Accounts payable	(63)	(4,889)
Accrued payroll and related benefits	629	898
Other liabilities	1,957	(646)
Deferred revenue	12,565	8,916
Net cash provided by operating activities	54,915	47,711
Investing activities
Purchases of marketable securities	(32,810)	(59,561)
Proceeds from the sale of marketable securities	20,820	11,530
Proceeds from the maturity of marketable securities	11,027	13,590
Purchases of non-marketable investments	(4,056)	(636)
Purchases of property and equipment	(9,145)	(4,265)
Purchases of intangible assets	—	(1,374)
Business combinations, net of cash acquired	(51,668)	(243)
Proceeds from sale of business	2,000	—
Payment for the sale of net liabilities	(800)	—
Net cash used in investing activities	(64,632)	(40,959)
Financing activities
Proceeds from issuance of common stock	4,362	7,425
Taxes paid related to net share settlement of equity awards	(7,823)	(6,003)
Excess tax benefits from equity compensation plans	—	2,023
Employee loans extended, net of repayment	(23)	(122)
Repayment of note payable	(4,115)	(200)
Repurchases of common stock	(6,546)	(7,241)
Payments of acquisition-related liabilities	(742)	—
Net cash used in financing activities	(14,887)	(4,118)
Effect of exchange rate changes	1,337	(175)
Net increase (decrease) in cash, cash equivalents and restricted cash	(23,267)	2,459
Cash, cash equivalents and restricted cash at beginning of period	120,837	118,654
Cash, cash equivalents and restricted cash at end of period	$97,570	$121,113
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

On November 26, 2017, we entered into an Agreement and Plan of Merger (the "Merger Agreement") to be acquired by Thoma Bravo, LLC, a private equity investment firm (“Thoma Bravo”) in an all-cash transaction valued at approximately $1.6 billion. Our stockholders will receive $27.55 in cash for each share of Barracuda common stock they hold. The proposed transaction is expected to close before our fiscal year end of February 28, 2018, and is subject to approval by our stockholders and regulatory authorities, and the satisfaction of other customary closing conditions. See Note 12 for more information.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP, and follow the requirements of the U.S. Securities and Exchange Commission (the "SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by GAAP are condensed or omitted. In management’s opinion, the unaudited condensed financial statements have been prepared on the same basis as the audited financial statements and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our financial information. The results for the three and nine months ended November 30, 2017 are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated balance sheet as of February 28, 2017 has been derived from audited financial statements at that date but does not include all of the information required by GAAP.
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
Foreign Currency

For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in our condensed consolidated balance sheets. We recorded net gains resulting from foreign exchange transactions of an immaterial amount and $1.9 million for the three and nine months ended November 30, 2017, respectively, and net losses of $2.4 million and $1.0 million for the three and nine months ended November 30, 2016, respectively, which were reflected as a component of other income, net in our condensed consolidated statements of income.
We have foreign subsidiaries that operate and sell our products in various markets around the world. As a result, we are exposed to foreign exchange risks. We utilize foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily trade receivables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The fair values of our contracts as of November 30, 2017 and February 28, 2017 were not significant. The change in the fair value of these foreign currency forward contracts is recorded as gains (losses) in other income, net in our condensed consolidated statements of income.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18 ("ASU 2016-18"), which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. We early adopted ASU 2016-18 retrospectively, effective March 1, 2017. Net cash flows for the nine months ended November 30, 2016 did not significantly change as a result of including restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on our condensed consolidated statements of cash flows.

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
In January 2016, the FASB issued Accounting Standards Update No. 2016-01 ("ASU 2016-01") to enhance the reporting model for financial instruments by amending certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those years. Early application to financial statements of fiscal years or interim periods that have not yet been issued is permitted by presenting separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if we elected to measure the liability at fair value in accordance with the fair value option for financial instruments, otherwise, early adoption is not permitted. ASU 2016-01 is to be applied with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values for which the measurement alternative is applied (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. We expect to elect the measurement alternative, defined as cost, less impairments, adjusted by observable price changes. We anticipate that the adoption of ASU 2016-01 may increase the volatility of our other income, net, as a result of the remeasurement of our equity securities upon the occurrence of observable price changes and impairments.
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
Topic 606 is required to be effective for us on March 1, 2018. Topic 606 allows for either full retrospective adoption applied to all periods presented or modified adoption with the cumulative effect of initially applying Topic 606 recognized at the date of initial application. We are currently planning to adopt using the modified retrospective approach.
Currently, we are in the process of reviewing our historical contracts and evaluating the impact of Topic 606 on our accounting policies, processes and system requirements, and have assigned internal resources and engaged third-party service providers to assist in our evaluation. Furthermore, we will continue to make investments in systems to enable timely and accurate reporting under the new standard. While we continue to assess all potential impacts under the new standard, for the majority of our security solutions, our preliminary evaluation shows that revenue recognition will not change significantly upon the adoption of Topic 606. We will continue to review our contracts to validate such preliminary findings. For our remaining solutions, there is the potential for changes to the pattern of revenue recognition for our arrangements resulting from, for example, the identification of performance obligations, estimation of variable consideration, allocation of the transaction price, timing of recognition, among other areas. We also expect the adoption of the new standard to result in additional financial statement disclosure.
Additionally, with respect to contract acquisition costs, we believe that we will capitalize additional costs of obtaining the contract, including additional sales commissions, as the new cost guidance requires the capitalization of all incremental costs that we incur to obtain a contract with a customer that we would not have incurred if the contract had not been obtained, provided we expect to recover the costs. Under our current accounting policy, we would only capitalize such costs if they are both incremental and directly related to acquiring the customer.
As we are still in the process of evaluating the impact of the new standard and the impact on our accounting policies across our multiple solutions, we do not know or cannot reasonably estimate quantitative information related to the impact of Topic 606 on our consolidated financial statements, including the effect on our operating results and our accounting for deferred commission balances, at this time.
We are also in the process of identifying any necessary changes to our systems processes, and internal controls, which will ultimately assist us in the application of the new standard.

2. Balance Sheet Information
Cash, Cash Equivalents and Restricted Cash

The following table summarizes our cash, cash equivalents and restricted cash by category (in thousands):

	As of November 30, 2017	As of February 28, 2017
Cash and cash equivalents:
Cash	$79,900	$103,726
Money market funds	16,994	16,468
Other non-current assets:
Restricted cash	676	643
	$97,570	$120,837
Restricted cash is primarily related to customs obligations and letters of credit associated with our leases.
Marketable Securities
The following tables summarize our marketable securities by category (in thousands):

	As of November 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,511	$—	$(44)	$9,467
Corporate debt securities	43,776	1	(212)	43,565
Foreign government bonds	1,050	—	(6)	1,044
Mortgage-backed securities	3,510	—	(22)	3,488
U.S. government agency securities	15,323	—	(88)	15,235
U.S. government notes	8,112	—	(61)	8,051
	$81,282	$1	$(433)	$80,850

	As of February 28, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Asset-backed securities	$9,597	$6	$(28)	$9,575
Corporate debt securities	41,822	11	(140)	41,693
Foreign government bonds	650	—	(1)	649
Mortgage-backed securities	3,324	—	(22)	3,302
U.S. government agency securities	12,707	1	(77)	12,631
U.S. government notes	12,092	2	(29)	12,065
	$80,192	$20	$(297)	$79,915
We use the specific-identification method to determine any realized gains or losses from the sale of our marketable securities classified as available-for-sale. For the three and nine months ended November 30, 2017, realized gross gains and losses were insignificant. For the three and nine months ended November 30, 2016, we realized gross gains of zero and $1.1 million, respectively, and an insignificant amount of gross losses. We reflect these gains and losses as a component of other income, net in our condensed consolidated statements of income.

The following tables present gross unrealized losses and fair values for those marketable securities that were in an unrealized loss position aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of November 30, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$6,706	$(25)	$2,361	$(19)	$9,067	$(44)
Corporate debt securities	23,558	(103)	18,116	(109)	41,674	(212)
Foreign government bonds	844	(6)	200	—	1,044	(6)
Mortgage-backed securities	1,384	(8)	1,704	(14)	3,088	(22)
U.S. government agency securities	6,421	(44)	8,601	(44)	15,022	(88)
U.S. government notes	6,951	(48)	1,100	(13)	8,051	(61)
	$45,864	$(234)	$32,082	$(199)	$77,946	$(433)

	As of February 28, 2017
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$6,086	$(28)	$—	$—	$6,086	$(28)
Corporate debt securities	35,095	(140)	—	—	35,095	(140)
Foreign government bonds	650	(1)	—	—	650	(1)
Mortgage-backed securities	3,204	(22)	—	—	3,204	(22)
U.S. government agency securities	11,306	(65)	731	(12)	12,037	(77)
U.S. government notes	7,265	(29)	—	—	7,265	(29)
	$63,606	$(285)	$731	$(12)	$64,337	$(297)
We periodically review our marketable securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and whether we intend to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis and (ii) the amortized cost basis cannot be recovered as a result of credit losses. Unrealized losses related to these investments are due to interest rate fluctuations as opposed to changes in credit quality. We do not intend to sell and it is not more likely than not that we would be required to sell these investments before recovery of their amortized cost basis, which may be at maturity. As of November 30, 2017, we have recognized no other-than-temporary impairment loss.

The following table summarizes the estimated fair value of our investments in marketable debt securities by contractual maturities (in thousands):

As of November 30, 2017
Due in 1 year	$25,821
Due in 1 year through 5 years	50,382
Due in 5 years through 10 years	993
Due after 10 years	3,654
$80,850
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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	As of November 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,994	$—	$—	$16,994
Marketable securities:
Asset-backed securities	$—	$9,467	$—	$9,467
Corporate debt securities	$—	$43,565	$—	$43,565
Foreign government bonds	$—	$1,044	$—	$1,044
Mortgage-backed securities	$—	$3,488	$—	$3,488
U.S. government agency securities	$—	$15,235	$—	$15,235
U.S. government notes	$—	$8,051	$—	$8,051

	As of February 28, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$16,468	$—	$—	$16,468
Marketable securities:
Asset-backed securities	$—	$9,575	$—	$9,575
Corporate debt securities	$—	$41,693	$—	$41,693
Foreign government bonds	$—	$649	$—	$649
Mortgage-backed securities	$—	$3,302	$—	$3,302
U.S. government agency securities	$—	$12,631	$—	$12,631
U.S. government notes	$—	$12,065	$—	$12,065
Other accrued liabilities (current):
Contingent consideration	$—	$—	$902	$902
The following table summarizes the change in fair value of our Level 3 contingent consideration amounts (in thousands):

Balance as of February 28, 2017	$902
Total remeasurement recognized in earnings	(160)
Settlements	(742)
Balance as of November 30, 2017	$—
For the nine months ended November 30, 2017, the contingent consideration remeasurement was recognized within research and development expense in our condensed consolidated statements of income. No other assets or liabilities were recorded using non-recurring fair value measurements.
Inventories, Net
Inventories, net consisted of the following (in thousands):

	As of November 30, 2017	As of February 28, 2017
Raw materials	$4,959	$3,479
Finished goods	3,782	2,878
Reserves	(482)	(510)
	$8,259	$5,847
Deferred Costs

Deferred costs consisted of the following (in thousands):

	As of November 30, 2017	As of February 28, 2017
Appliance	$40,316	$39,474
Commissions	24,538	20,409
	$64,854	$59,883
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	As of November 30, 2017	As of February 28, 2017
Land	$9,849	$9,849
Building	6,549	6,549
Computer hardware and software	41,204	32,850
Vehicles, machinery and equipment	4,535	4,797
Leasehold improvements	4,509	4,379
	66,646	58,424
Accumulated depreciation and amortization	(35,822)	(28,445)
	$30,824	$29,979
Depreciation and amortization expense related to property and equipment was $2.6 million and $7.7 million for the three and nine months ended November 30, 2017, respectively, and $2.3 million and $7.0 million for the three and nine months ended November 30, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) ("AOCI"), net of tax, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for- Sale Investments	Total
Balance as of February 28, 2017	$(4,954)	$(272)	$(5,226)
Other comprehensive income before reclassifications	2,181	(170)	2,011
Amounts reclassified from AOCI	—	16	16
Other comprehensive income	2,181	(154)	2,027
Balance as of November 30, 2017	$(2,773)	$(426)	$(3,199)
3. Acquisition
Sonian, Inc.
In November 2017, we acquired Sonian, Inc. (“Sonian”), a provider of public cloud archiving and business insights, to add additional archiving functionality to our current products and improve the efficiency of retrieving archived documents. We acquired all of the outstanding equity interests of Sonian for aggregate purchase consideration of $59.6 million in cash, subject to certain adjustments set forth in an Agreement and Plan of Merger underlying the Sonian acquisition. Purchase consideration totaling $5.4 million is being held back for one year from the date of acquisition for potential indemnification obligations of the former stockholders of Sonian, and is recorded in other accrued liabilities in our condensed consolidated balance sheet.
The following table reflects the fair values of assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$3,078
Accounts receivable	3,258
Other assets	534
Customer relationships	10,530
Developed technology	15,400
Goodwill	28,034
Accounts payable and accruals	(890)
Deferred liabilities	(354)
Total value of assets acquired and liabilities assumed	$59,590
The fair values of assets acquired and liabilities assumed were based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period of one year from the acquisition date. The primary areas of the purchase price accounting that are not yet finalized are related to the valuation of deferred income taxes and residual goodwill.
As of the acquisition date, Sonian's developed technology and customer relationships had weighted-average useful lives of 5.0 years and 7.0 years, respectively. The total weighted-average useful life of these acquired intangible assets is 5.8 years. The goodwill is primarily attributed to the synergies expected to be realized following the acquisition. Goodwill is not expected to be deductible for income tax purposes.
Included in our results of operations for the nine months ended November 30, 2017 are $1.1 million and $0.4 million of revenue and net income, respectively, attributable to Sonian since the acquisition.

The following unaudited pro forma information presents the combined results of operations of Barracuda and Sonian as if the acquisition had been completed on March 1, 2016, the beginning of the comparable prior annual reporting period. The unaudited pro forma information primarily includes amortization associated with preliminary estimates for the acquired intangible assets, adjustments for loan interest, and other immaterial items, and the associated tax impact on these unaudited pro forma adjustments and certain changes in judgment of valuation allowance as a combined business. The unaudited pro forma information does not reflect any cost saving synergies from operating efficiencies or the effect of the incremental costs incurred in integrating the two companies. Accordingly, this unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred at the beginning of the period presented, nor are they indicative of future results of operations.

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
	(in thousands)
Pro forma revenue	$98,005	$92,801	294,643	275,284
Pro forma net income	$7,240	$1,482	10,798	6,324

4. Sale of SignNow Business

As part of our strategy of divesting of non-core solutions, in October 2017, we completed the sale of SignNow for $8.6 million. Our SignNow technology provided customers with an easy to use electronic signature and online notarization tool. The components of the sales proceeds and resulting impact on our results of operations is as follows:

Cash	$2,000
Notes receivable	4,360
Non-marketable securities	2,250
Total consideration	8,610
Less: carrying value of assets sold:
Goodwill	(545)
Intangibles	(915)
Other net liabilities	232
Gain on sale of business	$7,382

A gain on sale of business, net of tax, of $7.4 million was recorded in the condensed consolidated statement of income.
In connection with the sale, we received interest-free notes receivable with a principal amount of $5.0 million payable in three annual payments starting February 28, 2018. A discount was applied to the notes receivable as reflected in the table above with $1.7 million and $2.7 million included in other current assets and other non-current assets, respectively, in the condensed consolidated balance sheets. We also received non-marketable securities with a fair value of $2.3 million that are accounted for under the cost method. The fair value of the non-marketable securities received as consideration was determined based on observable private-market transactions. Notes receivable and non-marketable securities received as consideration are noncash investing activities.

Pro forma results of operations related to the sale have not been presented as the impact was not material to our condensed consolidated results of operations for the three and nine months ended November 30, 2017 and 2016.

5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill are summarized as follows (in thousands):

Balance as of February 28, 2017	$69,795
Goodwill acquired	28,034
Goodwill sold	(545)
Effect of foreign exchange rates	851
Balance as of November 30, 2017	$98,135
Intangible assets subject to amortization are summarized as follows (in thousands):

	As of November 30, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$60,914	$(29,359)	$31,555
Customer relationships	30,051	(10,732)	19,319
Patents	2,999	(2,096)	903
Trade name	422	(282)	140
	$94,386	$(42,469)	$51,917

	As of February 28, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Acquired developed technology	$50,013	$(30,105)	$19,908
Customer relationships	19,736	(9,348)	10,388
Patents	2,999	(1,781)	1,218
Trade name	812	(375)	437
	$73,560	$(41,609)	$31,951
Certain intangible assets were removed as they were fully amortized as of the periods presented. In addition to the above, we maintained other intangible assets not subject to amortization of $0.2 million as of each of November 30, 2017 and February 28, 2017.
Amortization expense, including impairment charges, was $1.6 million and $5.0 million for the three and nine months ended November 30, 2017, respectively, and $1.8 million and $5.5 million for the three and nine months ended November 30, 2016, respectively.
As of November 30, 2017, amortization expense for intangible assets in future periods was as follows: $2.9 million for the remainder of fiscal 2018, $10.3 million for fiscal 2019, $10.3 million for fiscal 2020, $9.8 million for fiscal 2021, $9.5 million for fiscal 2022 and $9.2 million thereafter.
6. Stockholders’ Equity
Stock-Based Compensation
Total stock-based compensation expense has been classified as follows in our condensed consolidated statements of income (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Cost of revenue	$550	$323	$1,472	$959
Research and development	4,272	3,737	10,081	8,809
Sales and marketing	2,426	2,211	7,960	6,002
General and administrative	2,083	2,946	6,830	9,280
	$9,331	$9,217	$26,343	$25,050
As of November 30, 2017, there was $4.6 million of unrecognized compensation cost related to outstanding stock options, expected to be recognized over a weighted-average period of 1.35 years, and $77.1 million of unrecognized compensation cost related to unvested restricted stock units ("RSUs"), expected to be recognized over a weighted-average period of 2.99 years.
Our 2015 Employee Stock Purchase Plan (the "ESPP") allows eligible employee participants to purchase shares of our common stock at a discount through payroll deductions. The ESPP consists of offering periods that are six months in length and employees may purchase shares in each period at 85% of the lower of the Company’s fair market value on the first trading day of each offering period or on the purchase date. The ESPP will continue until the earlier to occur of (i) the termination of the ESPP by our board of directors, or (ii) June 15, 2035. As of November 30, 2017, we had reserved 750,000 shares of our common stock for issuance under the ESPP and 594,652 shares remain available for future issuance.
Stock Repurchase Program
Our stock repurchase program, which allowed us to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million, expired on September 30, 2017.

No shares were repurchased in the three months ended November 30, 2017 or 2016. The following table summarizes our common stock repurchases for the nine months ended November 30, 2017 and 2016 (in thousands, except per share data).

	Nine Months Ended November 30,
	2017	2016
Total number of shares repurchased	331	482
Dollar amount of shares repurchased	$6,546	$7,241
Average price paid per share	$19.75	$15.03
7. Income Taxes
For the three and nine months ended November 30, 2017, we recorded an income tax provision of $4.6 million and $7.5 million, respectively. For the three and nine months ended November 30, 2016, we recorded an income tax provision of $1.3 million and $9.8 million, respectively.
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
The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three and nine months ended November 30, 2017 and the income tax provision actually recorded is primarily due to the temporary differences we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items.
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
Revenue by geographic region is based on our customers' billing addresses and is presented as follows (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
North America	$70,642	$66,760	$211,213	$197,712
United States	66,909	63,305	199,766	187,311
Other	3,733	3,455	11,447	10,401
Latin America	1,399	1,163	4,040	3,513
Asia-Pacific	6,032	5,273	17,964	15,557
EMEA	16,674	15,610	50,034	46,608
	$94,747	$88,806	$283,251	$263,390
9. Borrowings
Credit Facility
We had a $25.0 million credit facility with Silicon Valley Bank which expired in November 2017. The credit facility included an option to request an increase of the available funds to $50.0 million and was secured by a security interest on substantially all of our assets and contained restrictive covenants. .
10. Commitments and Contingencies

Legal Matters
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division (the “Court”), alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204 (the “Realtime Matter”). On June 2, 2017, we filed a motion to dismiss for improper venue, and on September 22, 2017, we filed a motion to transfer venue of the action from the Eastern District of Texas to the Northern District of California. On October 24, 2017, the Court granted our motion and transferred the lawsuit to the Northern District of California. Given the early stage of the Realtime Matter, we are unable to estimate a possible loss or range of possible loss, if any.
On January 8, 2018, a purported class action lawsuit, captioned Robert Whiteley, on Behalf of Himself and all Others Similarly Situated v. Barracuda Networks, Inc., et al., was filed against us in the Superior Court of California, in and for the County of Santa Clara, alleging a breach of fiduciary duties against the Company and its Board of Directors in connection with the Merger Agreement and the transactions contemplated thereby.  The complaint seeks, among other things, to enjoin the merger, a declaration that the Merger Agreement was entered into in breach of fiduciary duties owed to our stockholders, rescission of the merger should it be completed, and damages.  Given the early stage of this lawsuit, we are unable to estimate a possible loss or range of possible loss, if any.
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
11. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net income	$7,783	$1,793	$12,009	$7,014
Weighted-average shares used to compute net income per share, basic	53,378	52,457	53,098	52,336
Dilutive shares from stock options and RSUs	1,617	1,538	1,547	1,055
Weighted-average shares used to compute net income per share, diluted	54,995	53,995	54,645	53,391
Net income per share, basic	$0.15	$0.03	$0.23	$0.13
Net income per share, diluted	$0.14	$0.03	$0.22	$0.13

12. Agreement and Plan of Merger

On November 26, 2017, we entered into the Merger Agreement with Project Deep Blue Holdings, LLC (“Newco”) and Project Deep Blue Merger Corp., a wholly owned subsidiary of Newco (“Merger Sub”), providing for the merger of Merger Sub with and into us (the “Merger”), with us surviving the Merger as a wholly owned subsidiary of Newco. Newco and Merger Sub were formed by an affiliate of private equity investment firm Thoma Bravo. Capitalized terms used in this Note 12 not otherwise defined have the meanings set forth in the Merger Agreement.

At the Effective Time of the Merger, each share of our common stock issued and outstanding as of immediately prior to the Effective Time (other than Owned Shares or Dissenting Shares) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $27.55, without interest thereon (the “Per Share Price”). Our vested Options will be cancelled and converted into the right to receive the Per Share Price, less the exercise price per share of such Options. Our unvested Options and unvested RSUs will be cancelled and converted into the contingent right to receive the Per Share Price following satisfaction of the underlying vesting conditions of such unvested Options and unvested RSUs.

Newco and Merger Sub have secured committed financing, consisting of a combination of equity to be provided by investment funds affiliated with Thoma Bravo and debt financing from Goldman Sachs & Co. LLC, Credit Suisse and UBS Investment Bank, the aggregate proceeds of which will be sufficient for Newco and Merger Sub to pay the aggregate merger consideration and all related fees and expenses. The transaction is not subject to a financing condition.

The proposed transaction is expected to close before our fiscal year end of February 28, 2018, and the consummation of the Merger is subject to customary closing conditions, including, without limitation, the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, antitrust regulatory approval in Germany and Austria and approval by the Company’s stockholders.

We have made customary representations and warranties in the Merger Agreement and have agreed to customary covenants regarding the operation of our business and our subsidiaries prior to the Effective Time. We are also subject to customary restrictions on our ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals, with customary exceptions for Superior Proposals.

The Merger Agreement contains certain termination rights for us and Newco. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay Newco a termination fee of $48.26 million. If the Merger Agreement is terminated in connection with our accepting a Superior Proposal or due to our Board’s change or withdrawal of its recommendation of the Merger, then the termination fee will become payable by the Company to Newco. This termination fee will also be payable if the Merger Agreement is terminated because our stockholders did not vote to adopt the Merger Agreement and prior to such termination, a proposal to acquire at least 50% of our stock or assets is publicly announced and we enter into an agreement for, or complete, a transaction contemplated by such proposal within one year of termination. In addition, we will be required to reimburse Newco for up to $3.0 million of its expenses associated with the transaction if the Merger Agreement is terminated because our stockholders do not vote to adopt the Merger Agreement or if we breach representations, warranties or covenants in a manner that would cause the related closing conditions to not be met.

Upon termination of the Merger Agreement under other specified circumstances, Newco will be required to pay us a termination fee of $96.53 million. The termination fee by Newco will become payable if Newco fails to consummate the Merger after certain conditions are met, if Newco breaches its representations, warranties or covenants in a manner that would cause the related closing conditions to not be met, or if either party terminates because of the termination date described below, and at the time of such termination, we were otherwise entitled to terminate the Agreement for either of the above reasons. Thoma Bravo has provided us with a limited guaranty in our favor (the “Limited Guaranty”). In the aggregate, the Limited Guaranty guarantees the payment of the termination fee payable by Newco and certain reimbursement obligations that may be owed by Newco to the Company pursuant to the Merger Agreement. The Merger Agreement also provides that either party may specifically enforce the other party’s obligations under the Merger Agreement, provided that we may only cause Newco to fund the equity financing if certain conditions are satisfied, including the funding or availability of the debt financing.

In addition to the foregoing termination rights, and subject to certain limitations, we or Newco may terminate the Merger Agreement if the Merger is not consummated by March 26, 2018.

13. Subsequent event

In December 2017, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Chapman Technology Group, Inc., a Wisconsin corporation ("Seller"), and certain other parties to acquire the Seller’s wholly-owned subsidiary PhishLine, LLC (“PhishLine”), a Wisconsin limited liability company, for a purchase price of $25.0 million, subject to certain net working capital adjustments. PhishLine is engaged in the business of designing, developing, marketing, selling and providing enterprise level social engineering and phishing simulation and training software solutions, and we expect will add additional functionality to our security products. The purchase price was financed through available cash and cash equivalents. We are is in the initial stages of determining the accounting related to the transaction, specifically related to the fair value of intangible assets acquired, and the related tax impact.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended February 28, 2017. The last day of our fiscal year is February 28/29. Our fiscal quarters end on May 31, August 31, November 30 and February 28/29. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.
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
Pending Merger
On November 26, 2017, we entered into an agreement to be acquired by Thoma Bravo, LLC, a private equity investment firm, in an all-cash transaction valued at approximately $1.6 billion. Our stockholders will receive $27.55 in cash for each share of Barracuda common stock they hold. The proposed transaction is expected to close before our fiscal year end of February 28, 2018, and is subject to approval by our stockholders and regulatory authorities, and the satisfaction of other customary closing conditions.
See Note 12, Agreement and Plan of Merger, in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further details.
Acquisition of Sonian, Inc.
In November 2017, we acquired Sonian, Inc., a provider of public cloud archiving and business insights, to add additional archiving functionality to our current products and improve the efficiency of retrieving archived documents. We acquired all of the outstanding equity interests of Sonian for aggregate purchase consideration of $59.6 million in cash, subject to certain adjustments set forth in an Agreement and Plan of Merger underlying the Sonian acquisition. Purchase consideration totaling $5.4 million is being held back for one year from the date of acquisition for potential indemnification obligations of the former stockholders of Sonian.
Sale of SignNow Business

As part of our strategy of divesting of non-core solutions, in October 2017, we completed the sale of SignNow for $8.6 million. Our SignNow technology provided customers with an easy to use electronic signature and online notarization tool. The total consideration of $8.6 million was received in cash, notes receivable and equity. We recognized a gain on sale of $7.4 million.

See Note 3, Acquisition, and Note 4, Sale of SignNow Business in the Notes to the Condensed Consolidated Financial Statements, each, in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further discussion on these transactions.
Overview
We derive revenue from sales of appliances and subscriptions. Revenue from the sale of our appliances includes hardware and a perpetual license. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates and our cloud solutions. Subscription revenue also includes revenue from fixed term licenses of our managed service provider solutions, virtual appliance software, support and maintenance. Our subscriptions include monthly and annual terms ranging from one to five years, the substantial majority of which are for one-year periods. Subscriptions are billed in advance of the purchased subscription period. Annualized renewal rates from subscriptions, on a dollars basis, were 101% and 95% for the three and nine months ended November 30, 2017, respectively, and 98% and 99% for the three and nine months ended November 30, 2016, respectively. Subscription annual recurring revenue, which represents the annualized dollar amount of recurring subscription revenue in the final month of the fiscal quarter, was $324.3 million and $278.8 million for the nine months ended November 30, 2017 and 2016, respectively.
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

•
Subscription Revenue. Subscription revenue is generated primarily from our subscription services such as our Barracuda Energize Updates. Subscription revenue also includes revenue from licenses of our virtual appliance software, support and maintenance. Our subscription terms include monthly and annual terms ranging from one year to five years. We recognize revenue from subscriptions, support and maintenance over the contractual service period.

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

Gain on sale of business

Gain on sale of business relates to the sale of our SignNow business. See Note 4, Sale of SignNow Business in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for further discussion on this transaction
Other Income, Net
Other income, net consists primarily of foreign exchange gains and losses, interest expense on our outstanding debt and interest income earned on our cash, cash equivalents and marketable securities, as well as realized gains and losses from our marketable securities portfolio. We expect interest income will vary each reporting period depending on our average investment balances during the period, types and mix of investments and market interest rates.
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

The difference between the income tax provision that would be derived by applying the statutory rate to our income before tax for the three and nine months ended November 30, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as the non-deductible stock-based compensation expense and other currently non-deductible items.

Results of Operations
Comparison of the Three Months Ended November 30, 2017 and 2016
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Three Months Ended November 30,
	2017	% of Total Revenue	2016	% of Total Revenue	Change
Revenue:
Appliance	$17,459	18%	$20,457	23%	$(2,998)
Subscription	77,288	82	68,349	77	8,939
Total revenue	94,747	100	88,806	100	5,941
Cost of revenue	22,098	23	21,098	24	1,000
Gross profit	72,649	77	67,708	76	4,941
Operating expenses:
Research and development	20,616	22	18,627	21	1,989
Sales and marketing	34,988	37	33,368	38	1,620
General and administrative	12,366	13	10,217	11	2,149
Total operating expenses	67,970	72	62,212	70	5,758
Income from operations	4,679	5	5,496	6	(817)
Gain on sale of business	7,382	8	—	—	7,382
Other income (expense), net	332	—	(2,374)	(2)	2,706
Income before income taxes	12,393	13	3,122	4	9,271
Provision for income taxes	(4,610)	(5)	(1,329)	(2)	(3,281)
Net income	$7,783	8%	$1,793	2%	$5,990

Revenue
Total revenue increased $5.9 million, or 7%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. Subscription revenue increased by $8.9 million, or 13%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily driven by an increase in active subscribers during the period of 51,003, or 16%, from 309,323 active subscribers as of November 30, 2016 to 360,326 active subscribers as of November 30, 2017 and $1.1 million of revenue in connection with our acquisition of Sonian in November 2017. The increase in active subscribers was primarily driven by our high level of customer retention and an increase in the number of customers purchasing subscriptions from us. Total appliance revenue decreased by $3.0 million, or 15%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $1.0 million, or 5%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016. Gross margin moderately increased from 76% for the three months ended November 30, 2016 to 77% for the three months ended November 30, 2017. Cost of revenue increased due to product mix shifts and increases of $0.8 million in service delivery costs, $0.5 million in compensation and personnel costs, $0.4 million in royalty costs and $0.2 million cost of revenue from our Sonian acquisition in November 2017, partially offset by $0.8 million decrease in provision for inventory obsolescence. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.
Operating Expenses
Research and development expenses increased $2.0 million, or 11%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily due to increases of $1.3 million in stock-based compensation expense and $0.5 million in compensation and personnel costs, each primarily attributable to additional headcount, as well as a $0.2 million increase in service costs. As a percentage of total revenue, research and development expenses remained relatively consistent period over period.
Sales and marketing expenses increased $1.6 million, or 5%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily due to increases of $2.4 million in compensation and personnel costs, primarily attributable to additional headcount and sales commission attainment, and $0.2 million in stock-based compensation expense partially offset by a decrease of $1.0 million in marketing online service costs. As a percentage of total revenue, sales and marketing expenses increased for the comparable period primarily due to the timing and nature of marketing campaigns.
General and administrative expenses increased $2.2 million, or 21%, for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily due to increases of $1.6 million in legal costs mainly due to acquisition and transaction activities, $0.6 million in audit fee costs and $0.5 million in consulting costs mainly for internal control compliance, partially offset by a decrease of $0.9 million in stock-based compensation expense primarily due to cancellations and the vesting of grants in full. As a percentage of total revenue, general and administrative expenses increased for the comparable period due to the legal costs related to acquisition and transaction activities.
Gain on sale of business

In October 2017, we completed the sale of our SignNow business for consideration of approximately $8.6 million. The consideration consists of $2.0 million in cash, $4.4 million in notes receivable and $2.2 million in non-marketable securities. As a result of the sale, we recognized a gain of $7.4 million during the three month ended November 30, 2017.
Other Income, Net
Other income, net increased $2.7 million for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily due to an increase of $2.3 million in net foreign exchange gains and $0.3 million gain on investments in marketable equity securities.
Provision for Income Taxes
We recorded an income tax provision of $4.6 million for the three months ended November 30, 2017. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the three months ended November 30, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the three months ended November 30, 2016, we recorded an income tax provision of $1.3 million.

Comparison of the Nine Months Ended November 30, 2017 and 2016
The following table summarizes our condensed consolidated results of operations for the periods presented and as a percentage of our total revenue for those periods (dollars in thousands):

	Nine Months Ended November 30,
	2017	% of Total Revenue	2016	% of Total Revenue	Change

Revenue:
Appliance	$56,071	20%	$62,824	24%	$(6,753)
Subscription	227,180	80	200,566	76	26,614
Total revenue	283,251	100	263,390	100	19,861
Cost of revenue	70,944	25	61,579	23	9,365
Gross profit	212,307	75	201,811	77	10,496
Operating expenses:
Research and development	59,412	21	56,280	21	3,132
Sales and marketing	109,769	39	96,842	38	12,927
General and administrative	33,648	12	31,958	12	1,690
Total operating expenses	202,829	72	185,080	71	17,749
Income from operations	9,478	3	16,731	6	(7,253)
Gain on sale of business	7,382	3	—	—	7,382
Other income, net	2,640	1	131	—	2,509
Income before income taxes	19,500	7	16,862	6	2,638
Provision for income taxes	(7,491)	(3)	(9,848)	(3)	2,357
Net income	$12,009	4%	$7,014	3%	$4,995
Revenue
Total revenue increased $19.9 million, or 8%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. Subscription revenue increased by $26.6 million, or 13%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016, primarily due to an increase in active subscribers during the period of 51,003, or 16%, from 309,323 active subscribers as of November 30, 2016 to 360,326 active subscribers as of November 30, 2017 and the inclusion of $1.1 million revenue in connection with our acquisition of Sonian in November 2017. The increase in active subscribers primarily resulted from our high level of customer retention and an increase in the number of customers purchasing subscriptions. Total appliance revenue decreased by $6.8 million, or 11%, primarily due to the continuing shift by our customers from traditional and solely on-premises deployments to include the cloud, which includes hybrid network architectures, public and/or private clouds, SaaS applications and managed service solutions.
Cost of Revenue and Gross Margin
Cost of revenue increased $9.4 million, or 15%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016. Gross margin decreased from 77% for the nine months ended November 30, 2016 to 75% for the nine months ended November 30, 2017, primarily due to product mix shifts and increases of $3.5 million in warranty costs, $2.6 million in service delivery costs, $1.5 million in royalty costs and $1.0 million in stock-based compensation expense. Additionally, our gross margin is generally impacted by the timing of investments in our data center infrastructure and our technical support.

Operating Expenses
Research and development expenses increased $3.1 million, or 6%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016, primarily due to increases of $0.6 million in compensation and personnel costs and $1.3 million in stock-based compensation expense. As a percentage of total revenue, research and development expenses remained relatively consistent period over period.
Sales and marketing expenses increased $12.9 million, or 13%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016, primarily due to increases of $9.0 million in compensation and personnel costs, primarily attributable to an increase in headcount and commission expenses, $2.0 million in stock-based compensation expense, $0.6 million in marketing and channel partner program expenses, primarily attributable to higher search engine marketing, sponsorship and advertising spend and event and trade show costs, $0.6 million in travel and other related costs, and $0.3 million in license usage fees. As a percentage of total revenue, sales and marketing expenses remained relatively consistent period over period. We expect sales and marketing expenses to increase on a dollar basis and as a percentage of total revenue for the remainder of fiscal 2018 as we invest in sales resources in key focus areas.
General and administrative expenses increased $1.7 million, or 5%, for the nine months ended November 30, 2017 compared to the nine months ended November 30, 2016 primarily due to increases of $1.7 million in sales tax provision, $1.2 million increase in legal costs related to acquisition and transactions activities, $0.6 million in compensation and personnel costs and $0.5 million increase in consulting costs mainly for internal control compliance, partially offset by a decrease of $2.5 million in stock-based compensation expense primarily due to vested grants. As a percentage of total revenue, general and administrative expenses remained relatively consistent period over period.
Gain on sale of business

In October 2017, we completed the sale of our SignNow business for consideration of approximately $8.6 million. The consideration consists of $2.0 million in cash, $4.4 million in notes receivable and $2.2 million in non-marketable securities. As a result of the sale, we recognized a gain of $7.4 million during the nine months ended November 30, 2017.
Other Income, Net
Other income, net increased $2.5 million for the three months ended November 30, 2017 compared to the three months ended November 30, 2016, primarily due to $2.5 million in realized gain on sale of investment in marketable equity securities and in foreign exchange gain.
Provision for Income Taxes
We recorded an income tax provision of $7.5 million for the nine months ended November 30, 2017. The difference between the income tax provision that would be derived by applying the statutory rate to our before tax income for the nine months ended November 30, 2017 and the income tax provision actually recorded is primarily due to the temporary differences, which we do not expect to benefit from due to our valuation allowance, as well as non-deductible stock-based compensation expense and other currently non-deductible items. For the nine months ended November 30, 2016, we recorded an income tax provision of $9.8 million.
Liquidity and Capital Resources

	Nine Months Ended November 30,
	2017	2016

	(in thousands)
Net cash provided by operating activities	$54,915	$47,711
Net cash used in investing activities	$(64,632)	$(40,959)
Net cash used in financing activities	$(14,887)	$(4,118)
As of November 30, 2017, we had cash and cash equivalents of $96.9 million, of which approximately $20.7 million was held outside of the United States and not presently available to fund domestic operations and obligations. In addition, we held marketable securities of $80.9 million as of November 30, 2017. If we were to repatriate cash held outside of the United States, it could be subject to U.S. and foreign withholding taxes.

Our $25.0 million credit facility with Silicon Valley Bank expired on November 11, 2017 and was not renewed.
We believe that our existing cash, cash equivalents and marketable securities, and net cash provided by operating activities will be sufficient to meet our working capital, and capital expenditure requirements, including any potential merger and acquisition activity, for at least the next 12 months. Our future capital requirements will depend on many factors including our growth rate organically, or through acquisitions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced solutions and service offerings and the continuing market acceptance of our solutions. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
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
For the nine months ended November 30, 2017, operating activities provided $54.9 million in cash primarily due to non-cash charges of $39.1 million related to stock-based compensation, depreciation and amortization expenses, gain of $7.4 million on the sale of our SignNow business, a positive change of $10.0 million in our net operating assets and liabilities and our consolidated net income of $12.0 million.
For the nine months ended November 30, 2016, operating activities provided $47.7 million in cash primarily due to non-cash charges of $37.5 million related to stock-based compensation, depreciation and amortization expenses and our consolidated net income of $7.0 million and a positive change of $5.4 million in our net operating assets and liabilities.
Investing Activities
Our investing activities have generally consisted of transactions related to marketable and non-marketable securities, purchases of property and equipment and activity in connection with acquisitions. We expect to continue to purchase property and equipment to support the continued growth of our business as well as continue to invest in our data center infrastructure.
Cash used in investing activities of $64.6 million in the nine months ended November 30, 2017 was primarily related to the acquisition of Sonian of $51.2 million, purchases of marketable securities of $32.8 million, property and equipment of $9.1 million and non-marketable securities of $4.1 million and payments related to sale of net liabilities of $0.8 million, partially offset by proceeds from the sale and maturity of certain marketable securities of $31.8 million and proceeds of $2.0 million from the sale of our SignNow business.
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

For the nine months ended November 30, 2017, financing activities used $14.9 million in cash primarily related to repurchases of our common stock of $6.5 million, tax payments related to $7.8 million of net share settlements of equity awards, repayment of a note payable of $4.1 million and payments related to contingent considerations of $0.7 million, partially offset by proceeds from stock option exercises of $4.4 million.
For the nine months ended November 30, 2016, financing activities provided $4.1 million in cash primarily related to repurchases of our common stock of $7.2 million and tax payments related to $6.0 million of net share settlements of equity awards, partially offset by proceeds from stock option exercises of $7.4 million.

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

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Gross billings	$110,633	$100,399	$324,355	$298,898
Year-over-year percentage change	10%	13%	9%	6%
Year-over-year percentage change on a constant currency basis (1)	9%	13%	9%	6%
Adjusted EBITDA	$19,064	$18,854	$51,192	$55,190
Adjusted EBITDA as a percentage of total revenue	20%	21%	18%	21%
Free cash flow	$22,376	$13,786	$45,770	$43,446
Free cash flow as a percentage of total revenue	24%	16%	16%	16%
Active subscribers at period end	360,326	309,323	348,087	309,323
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

The following table reconciles total revenue to gross billings (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Total revenue	$94,747	$88,806	$283,251	$263,390
Total deferred revenue, end of period	417,745	401,300	417,745	401,300
Less: total deferred revenue, beginning of period	(413,665)	(398,878)	(407,082)	(392,774)
Add: deferred revenue adjustments	11,806	9,171	30,441	26,982
Total change in deferred revenue and adjustments	15,886	11,593	41,104	35,508
Gross billings	$110,633	$100,399	$324,355	$298,898
Year-over-year percentage change	10%	13%	9%	6%
Year-over-year percentage change on a constant currency basis (1)	9%	13%	9%	6%
 ______________________

(1)
In order to determine how our business performed exclusive of the effect of foreign currency fluctuations, we compare the percentage change in our gross billings from one period to another using a constant currency. To present this gross billings information, the current and comparative prior period results for entities that operate in other than U.S. dollars are converted into U.S. dollars at constant exchange rates. For example, the average exchange rates for the third quarter of fiscal 2018 were used to convert current and comparable prior period gross billings rather than the actual exchange rates in effect during the respective period.

In the three and nine months ended November 30, 2017, gross billings increased 9% over the prior year’s comparable period. The increase in gross billings were primarily driven by our continued ability to cross-sell additional solutions to existing customers and the growth in our renewal subscriptions as a result of our high level of customer retention as well as additional lead generation opportunities and associated new customer billings. For the three and nine months ended November 30, 2017, increased sales of our core products were the primary drivers for the increased gross billings. When evaluating our gross billings from period to period, we also evaluate our gross billings for the comparable period using a fixed exchange rate, thereby excluding the effect of currency fluctuations.
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
The following table reconciles net income to adjusted EBITDA (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net income	$7,783	$1,793	$12,009	$7,014
Other income, net (1)	(7,714)	2,374	(10,022)	(131)
Provision for income taxes	4,610	1,329	7,491	9,848
Depreciation, amortization and impairment expense (2)	4,173	3,975	12,716	12,442
Stock-based compensation expense	9,331	9,217	26,343	25,050
Acquisition and other charges (3)	881	166	2,655	967
Adjusted EBITDA	$19,064	$18,854	$51,192	$55,190
Adjusted EBITDA as a percentage of total revenue	20%	21%	18%	21%
 ______________________

(1)	Includes gain on sale of business of $7.4 million during the three and nine months ended November 30, 2017.

(2)	Represents expenses for the amortization of intangible assets and property and equipment, as well as certain losses on disposal and impairment of long-lived assets.

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

Adjusted EBITDA increased to $19.1 million in the three months ended November 30, 2017 from $18.9 million in the three months ended November 30, 2016. The increase in adjusted EBITDA was primarily due to higher provision for income taxes, partially offset by gross margin decreases due to increased warranty costs, investments in employees, cloud infrastructure and core product lines to support the growth in core billings.
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
The following table reconciles net cash provided by operating activities to free cash flow (in thousands, except percentages):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Net cash provided by operating activities	$23,705	$15,082	$54,915	$47,711
Less: purchases of property and equipment	(1,329)	(1,296)	(9,145)	(4,265)
Free cash flow	$22,376	$13,786	$45,770	$43,446
Free cash flow as a percentage of total revenue	24%	16%	16%	16%
Free cash flow increased to $22.4 million in the three months ended November 30, 2017 from $13.8 million in the three months ended November 30, 2016, primarily driven by an $8.6 million increase in net cash provided by operating activities.
Active subscribers. We define an active subscriber as a discrete appliance, virtual appliance or cloud-only service that has activated at least one valid subscription that has not been terminated. We monitor the total number of active subscribers as a measure of the growth in our installed base, the success of our sales and marketing activities and the value that our solutions bring to our customers. As of November 30, 2017 and 2016, we had 360,326 and 309,323 active subscribers, respectively. The increase in active subscribers over these periods is primarily related to our ability to attract and acquire new customers.
Our non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. First, gross billings, adjusted EBITDA and free cash flow are not substitutes for total revenue, net income and cash provided by operating activities, respectively. Second, other companies may calculate non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. Finally, adjusted EBITDA excludes some costs, namely, non-cash stock-based compensation and depreciation, amortization and impairment expenses, which are recurring. Therefore, adjusted EBITDA does not reflect the non-cash impact of stock-based compensation expense or working capital needs that will continue for the foreseeable future.
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

Acquisition and other costs. Acquisition costs (including costs associated with prospective acquisitions) include acquisition-related expenses for legal, accounting and other professional fees, integration costs, fair value remeasurements of contingent consideration obligations and contingent consideration payments made under the terms of acquisition agreements. We believe these costs are unpredictable, can vary based on the size and complexity of each transaction, and are unrelated to our core operations or those of acquired businesses. Other costs are non-recurring, infrequent and/or unusual in nature and can vary significantly in amount and frequency. In fiscal 2017, these other costs included legal expenses incurred in connection with certain prior litigation matters. The acquisition and other costs are classified within operating expenses in our condensed consolidated statements of income.
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
The following table presents the details of our acquisition and other charges and their impact on adjusted EBITDA (in thousands):

	Three Months Ended November 30,		Nine Months Ended November 30,
	2017	2016	2017	2016
Acquisition and other costs	$881	$211	$1,400	$1,001
Export compliance	—	(45)	—	(34)
Gain on sale of net liabilities	—	—	(449)	—
Indirect tax costs	—	—	1,704	—
	$881	$166	$2,655	$967
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of our business in the contractual obligations disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Off-Balance Sheet Arrangements
As of November 30, 2017, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The market risk exposures described in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017 have not changed materially during the nine months ended November 30, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management, with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term "disclosure controls and procedures," as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 30, 2017, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15 and 15d-15 of the Exchange Act that occurred during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 27, 2017, Realtime Data LLC ("Realtime Data") filed a lawsuit against us in the United States District Court for the Eastern District of Texas, Tyler Division (the “Court”), alleging that certain of our products infringe U.S. patent numbers 9,054,728, 7,415,530, 9,116,908 and 8,717,204 (the “Realtime Matter”). On June 2, 2017, we filed a motion to dismiss for improper venue and on September 22, 2017, we filed a motion to transfer venue of the action from the Eastern District of Texas to the Northern District of California. On October 24, 2017, the Court granted our motion and transferred the lawsuit to the Northern District of California. Given the early stage of the Realtime Matter, we are unable to estimate a possible loss or range of possible loss, if any.
On January 8, 2018, a purported class action lawsuit, captioned Robert Whiteley, on Behalf of Himself and all Others Similarly Situated v. Barracuda Networks, Inc., et al., was filed against us in the Superior Court of California, in and for the County of Santa Clara, alleging a breach of fiduciary duties against the Company and its Board of Directors in connection with the Merger Agreement and the transactions contemplated thereby.  The complaint seeks, among other things, to enjoin the merger, a declaration that the Merger Agreement was entered into in breach of fiduciary duties owed to our stockholders, rescission of the merger should it be completed, and damages.  Given the early stage of this lawsuit, we are unable to estimate a possible loss or range of possible loss, if any.
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
Item 1A. Risk Factors
Our operations and financial results are subject to various risks and uncertainties, including those referred to below. The risks and uncertainties referred to below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, operating results and prospects could be materially and adversely affected. In that event, the price of our common stock could decline. You should carefully consider the risks and uncertainties described below and in our most recent Annual Report on Form 10-K, together with all of the other information in this Quarterly Report on Form 10-Q, before making a decision to invest in our common stock.
A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
The Merger, the pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.
On November 26, 2017, we entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Project Deep Blue Holdings, LLC and Project Deep Blue Merger Corp., both of which are entities formed by affiliates of Thoma Bravo, LLC, a private equity investment firm. Completion of the Merger is subject to the satisfaction of various conditions, including approval of the Merger by our stockholders, regulatory approvals from various governmental entities, the absence of certain legal impediments and the absence of a material adverse effect on our business. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Furthermore, there are additional inherent risks in the Merger, including the risks detailed below.
Risks related to the pendency of the Merger
During the period prior to the closing of the Merger, our business is exposed to certain inherent risks due to the effect of the announcement or pendency of the Merger on our business relationships, financial condition, operating results and business, including:

•	potential uncertainty in the marketplace, which could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•
the possibility of disruption to our business and operations, including diversion of management attention and resources, increased transaction costs, and the potentially negative impact on our relationships with our partners and suppliers;

•
the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;

•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisition proposals during the pendency of the Merger;

•	the amount of the costs, fees, expenses and charges related to the Merger Agreement and the Merger; and

•	other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.
Risks that the Merger may be delayed or may not be completed
The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:

•	the failure to obtain the approval of the Merger Agreement by our stockholders;

•	the failure to obtain regulatory approvals from various governmental entities (or the imposition of any conditions, limitations or restrictions on such approvals);

•	potential future stockholder litigation and other legal and regulatory proceedings, which could delay or prevent the Merger; and

•	the failure to satisfy the other conditions to the completion of the Merger, including the possibility that a material adverse effect on our business would permit Thoma Bravo not to close the Merger.
Risks to our business if the Merger does not close
If the Merger does not close, our business and stockholders would be exposed to additional risks, including:

•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

•
investor confidence could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger; and

•	the requirement that we pay a termination fee of $48.26 million to Thoma Bravo if we terminate the agreement governing the Merger under certain circumstances.
Risks related to the successful completion of the Merger
Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock; and

•
the fact that, if the Merger is completed, stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

Changes in U.S. tax laws could have a material adverse effect on our business, cash flow, results of operations or financial conditions.

The Tax Cuts and Jobs Act, which has been passed by the U.S. Congress and signed by the President, contains many significant changes to the U.S. federal income tax laws, the consequences of which have not yet been determined. Changes in corporate tax rates, the realizability of the net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Cuts and Jobs Act or other tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years, and could increase our future U.S. tax expense. Furthermore, changes to the taxation of undistributed foreign earnings could change our future intentions regarding reinvestment of such earnings. The foregoing items could have a material adverse effect on our business, cash flow, results of operations or financial conditions.
There have been no other material changes in our risks from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended February 28, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sale of Unregistered Securities
Not applicable.
b) Issuer Purchases of Equity Securities
In September 2015, our board of directors authorized a stock repurchase program. Under the program, we were authorized to repurchase shares of our common stock for an aggregate purchase price not to exceed $50.0 million through September 30, 2017. No shares were repurchased during the three months ended November 30, 2017.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Incorporated By Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of November 26, 2017, by and among Project Deep Blue Holdings, LLC, Project Deep Blue Merger Corp., and Barracuda Networks, Inc.	8-K	001-36162	2.1	November 27, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BARRACUDA NETWORKS, INC.

Date: January 8, 2018	By:	/s/ William D. Jenkins, Jr.
William D. Jenkins, Jr.
Chief Executive Officer (Principal Executive Officer)

Date: January 8, 2018	By:	/s/ Dustin Driggs
Dustin Driggs
Chief Financial Officer (Principal Financial Officer)